Form 10-Q
period 1996-06-30
AMERICAN TELECASTING INC/DE/
filed 1996-07-26
CIK 913271

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                              -------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  -------------------------------------
Commission File Number :

                                   0-23008
- -------------------------------------------------------------------------------

                         AMERICAN TELECASTING, INC.
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                            Delaware                                                54-1486988
- --------------------------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

         5575 Tech Center Drive, Colorado Springs, CO                                 80919
         --------------------------------------------                               ----------
           (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:                              (719) 260 - 5533
                                                                                 ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
    -----           -----

As of July 26, 1996, 18,435,714 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                          AMERICAN TELECASTING, INC.

                                     INDEX


                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION.

Item 1.      Financial Statements
               Condensed Consolidated Balance Sheets -
               December 31, 1995 and June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

               Condensed Consolidated Statements of Operations -
                 Three Months Ended June 30, 1995 and 1996 and
                 Six Months Ended June 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . .  4

               Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .  6

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


PART II.  OTHER INFORMATION.

Items 1-3.     None

Item 4.        Submission of Matters to a Vote of Security Holders.   . . . . . . . . . . . . . . . . . . .  14

Item 5.        None

Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                           December 31,              June 30,
                                                                               1995                    1996
                                                                            ---------                ---------
                                                                                                    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .           $  32,514                $  25,589
  Trade accounts receivable, net  . . . . . . . . . . . . . . . .               2,171                    1,426
  Prepaid expenses and other current assets . . . . . . . . . . .               2,874                    2,726
                                                                            ---------                ---------
Total current assets  . . . . . . . . . . . . . . . . . . . . . .              37,559                   29,741
Property and equipment, net . . . . . . . . . . . . . . . . . . .             112,377                  115,723
Deferred license and leased license acquisition costs, net  . . .             143,006                  152,042
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . .              16,030                   15,596
Deferred financing costs  . . . . . . . . . . . . . . . . . . . .               5,268                    5,030
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . .               2,809                    1,954
                                                                            ---------                ---------
         Total assets . . . . . . . . . . . . . . . . . . . . . .           $ 317,049                $ 320,086
                                                                            =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . .           $  20,003                $  23,847
  Current portion of long-term obligations  . . . . . . . . . . .              11,062                   10,851
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . .                 605                      456
                                                                            ---------                ---------
Total current liabilities . . . . . . . . . . . . . . . . . . . .              31,670                   35,154
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .               6,131                    5,942
2004 Notes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             116,864                  125,794
2005 Notes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             100,262                  108,064
Other long-term obligations, net of current portion . . . . . . .               8,386                    5,888
                                                                            ---------                ---------
         Total liabilities  . . . . . . . . . . . . . . . . . . .             263,313                  280,842

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; 3,000,000 shares authorized;
   no shares issued and outstanding . . . . . . . . . . . . . . .                  --                       --
Class A Common Stock, $.01 par value; 30,000,000 shares authorized;
  16,435,974 and 18,365,214 shares issued and outstanding,
  respectively  . . . . . . . . . . . . . . . . . . . . . . . . .                 164                      184
Class B Common Stock, $.01 par value; 10,000,000 shares
  authorized; no shares issued and outstanding  . . . . . . . . .                  --                       --
Additional paid-in capital  . . . . . . . . . . . . . . . . . . .             135,364                  158,000
Common Stock warrants outstanding . . . . . . . . . . . . . . . .              10,130                   10,129
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .             (91,922)                (129,069)
                                                                            ---------                ---------
         Total stockholders' equity . . . . . . . . . . . . . . .              53,736                   39,244
                                                                            ---------                ---------
         Total liabilities and stockholders' equity . . . . . . .           $ 317,049                $ 320,086
                                                                            =========                =========


          See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                            Three Months Ended          Six Months Ended
                                                                                 June 30,                   June 30,
                                                                            1995         1996           1995         1996
                                                                         --------------------------------------------------
 Revenues:
   Service and other . . . . . . . . . . . . . . . . . . . .              $ 10,683      $15,109       $ 19,852     $ 30,164
   Installation  . . . . . . . . . . . . . . . . . . . . . .                   304          313            579          681
                                                                         --------------------------------------------------
 Total revenues  . . . . . . . . . . . . . . . . . . . . . .                10,987       15,422         20,431       30,845
 Costs and Expenses:
   Operating . . . . . . . . . . . . . . . . . . . . . . . .                 5,627        8,814         10,380       17,388
   Marketing . . . . . . . . . . . . . . . . . . . . . . . .                 1,816        2,054          3,502        4,354
   General and administrative  . . . . . . . . . . . . . . .                 3,898        4,509          7,436        9,520
   Depreciation and amortization . . . . . . . . . . . . . .                 6,390       10,156         12,003       20,114
                                                                         --------------------------------------------------
 Total costs and expenses  . . . . . . . . . . . . . . . . .                17,731       25,533         33,321       51,376
                                                                         --------------------------------------------------
 Loss from operations  . . . . . . . . . . . . . . . . . . .                (6,744)     (10,111)       (12,890)     (20,531)
 Interest expense  . . . . . . . . . . . . . . . . . . . . .                (4,387)      (9,058)        (8,433)     (17,887)
 Interest income . . . . . . . . . . . . . . . . . . . . . .                   376          236            786          586
 Other income (expense), net . . . . . . . . . . . . . . . .                   (53)         453            (47)         496
                                                                         --------------------------------------------------
 Loss before income tax benefit  . . . . . . . . . . . . . .               (10,808)     (18,480)       (20,584)     (37,336)
 Income tax benefit  . . . . . . . . . . . . . . . . . . . .                    44           84          2,109          189
                                                                         --------------------------------------------------
 Loss before cumulative effect of change in accounting
   for installation costs, net of income taxes . . . . . . .               (10,764)     (18,396)       (18,475)     (37,147)
 Cumulative effect of change in accounting
   for installation costs, net of income taxes of $369 . . .                    --           --            602           --
                                                                         --------------------------------------------------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .              $(10,764)    $(18,396)      $(17,873)    $(37,147)
                                                                         ==================================================

 Net income (loss) per share - see Note 2:
   Loss per share before cumulative effect of
     accounting change . . . . . . . . . . . . . . . . . . .              $  (0.68)    $  (1.06)      $  (1.19)    $  (2.19)
   Income per share from cumulative effect of
     accounting change . . . . . . . . . . . . . . . . . . .                    --           --           0.04           --
                                                                         --------------------------------------------------
   Net loss per share  . . . . . . . . . . . . . . . . . . .              $  (0.68)    $  (1.06)      $  (1.15)      $(2.19)
                                                                         ==================================================

 Weighted average number of shares outstanding . . . . . . .             15,873,062  17,381,001     15,553,433   16,970,012
                                                                         ==================================================


          See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                             ---------------------------------
                                                                               1995                     1996
                                                                             --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .            $(17,873)                $(37,147)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . .              12,003                   20,114
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .              (2,109)                    (189)
    Amortization of debt discount and deferred financing costs  .               7,251                   16,937
    Cumulative effect of accounting change  . . . . . . . . . . .                (602)                      --
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  51                     (407)
    Changes in operating assets and liabilities . . . . . . . . .              (2,830)                  (5,955)
                                                                             --------                 --------
      Net cash used in operating activities . . . . . . . . . . .              (4,109)                  (6,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term investments  . . . . . . . . . . . . .              20,002                       --
  Purchases of property and equipment . . . . . . . . . . . . . .             (18,139)                 (18,173)
  Payments received on loans to related parties and others....  .                  --                      252
  Additions to deferred license and leased license
    acquisition costs . . . . . . . . . . . . . . . . . . . . . .              (2,193)                  (1,923)
  Net cash used in acquisitions . . . . . . . . . . . . . . . . .              (7,321)                      --
                                                                             --------                 --------
      Net cash used in investing activities . . . . . . . . . . .              (7,651)                 (19,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, net of
    stock issuance costs  . . . . . . . . . . . . . . . . . . . .                 471                   20,124
  Borrowings under revolving credit facilities  . . . . . . . . .              23,300                      200
  Principal payments on revolving credit facilities . . . . . . .              (5,679)                      --
  Increase in deferred financing costs  . . . . . . . . . . . . .                (517)                      --
  Minority interest contributions   . . . . . . . . . . . . . . .                  --                      837
  Principal payments on notes payable . . . . . . . . . . . . . .              (1,603)                  (1,191)
  Principal payments on capital lease obligations . . . . . . . .                (207)                    (404)
                                                                             --------                 --------
     Net cash provided by financing activities  . . . . . . . . .              15,765                   19,566
                                                                             --------                 --------
Net increase (decrease) in cash and cash equivalents  . . . . . .               4,005                   (6,925)
Cash and cash equivalents, beginning of period  . . . . . . . . .              13,329                   32,514
                                                                             --------                 --------
Cash and cash equivalents, end of period  . . . . . . . . . . . .            $ 17,334                 $ 25,589
                                                                             ========                 ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BUSINESS DESCRIPTION

    History and Organization

             American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service. ATI and its subsidiaries are collectively referred to herein as the "Company." As of June 30, 1996 the Company owned and operated 39 wireless cable systems located throughout the United States. The Company also has significant channel interests in 16 other markets where it expects to construct wireless cable systems in the future.

    Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six month period June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Cash and Cash Equivalents

             The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 1996, cash equivalents principally consisted of federal government/agency debt securities.

    Net Loss Per Share

             Net loss per share is computed on the weighted-average number of common shares outstanding for the respective periods. The effect of common stock equivalents on net loss per share is not included as it would be anti-dilutive. Fully diluted loss per share is not presented as it would not materially differ from primary loss per share.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

3.       PENDING ACQUISITION

                 On June 28, 1996, the Company entered into a definitive agreement to acquire wireless cable channel rights and certain other subscription television assets in Cincinnati, Ohio (the "Cincinnati Acquisition") for aggregate consideration of approximately $5.2 million (of which approximately $2.0 million was paid in July 1996). Also on June 28, 1996, the Company acquired certain of the Cincinnati subscription television assets and entered into a management agreement to operate the subscription television assets that it has not yet acquired. Completion of the Cincinnati Acquisition is subject to certain contingencies, such as FCC approvals, the satisfactory completion of due diligence, and other customary conditions to closing, which may or may not be satisfied. There can be no assurance that the Cincinnati Acquisition will be consummated.

4.       LONG-TERM DEBT

                 Long-term debt at June 30, 1996 consists of the following (in thousands):

         2004 Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  125,794
         2005 Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            108,064
         Revolving credit facility  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              8,450
         Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,290
         Capital leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,138
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                861
                                                                                                    ----------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            250,597
            Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,851
                                                                                                    ----------
            Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  239,746
                                                                                                    ==========

                 Fresno MMDS Associates (the "Fresno Partnership") maintains a revolving credit facility (the "Fresno Facility") that provides for maximum potential borrowings for the Fresno, Visalia and Merced systems of $8.5 million. As of June 30, 1996, approximately $8.5 million was outstanding under the Fresno Facility and no amounts were available for borrowing. Outstanding borrowings bear interest at the banks' prime rate plus 2.25%. (10.50% at June 30, 1996). Effective June 30, 1996, the Fresno Facility was amended (the "Amended Agreement") to, among other things, (i) permit the incurrence by the Fresno Partnership of up to $2.3 million in subordinated debt due ATI;
         (ii) permit the payment to ATI by the Fresno Partnership of a loan fee of up to $23,000; and (iii) modify certain of the financial and other operating covenants specified in the original agreement. In addition, past violations of certain financial and other operating covenants associated with the Fresno Facility were waived by the bank. In exchange for the bank's entering into the Amended Agreement, the Fresno Partnership agreed to cause the bank's participation in the Fresno Facility to be eliminated, by March 31, 1997, through prepayment by the Fresno Partnership of all amounts due, assignment of the bank's participation to a third party lender or lenders, which may include ATI, or some combination of the foregoing. In connection therewith, in July 1996 ATI purchased a $1.5 million participation in the Fresno Facility from the bank. The bank's participation in the Fresno Facility is required to be further reduced by $2.0 million on each of September 30 and December 31, 1996, with any remaining participation by the bank to be fully reduced by March 31, 1997. The Fresno Partnership was in compliance, as of June 30, 1996, with the terms of the Amended Agreement. The Fresno Facility also contains restrictive covenants that, among other things, prohibit the payment of dividends.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

5.  COMMITMENTS AND CONTINGENCIES

    Litigation

             In February 1994, a complaint was filed by Fresno Telsat, Inc. ("Fresno Telsat") in the Superior Court of the State of California for the County of Monterey against two officers of the Company (one of whom is also a director), the Company, and other named and unnamed defendants. The complaint seeks compensatory damages (in an unspecified amount but estimated by the plaintiff to be no less than $5.0 million) and exemplary damages against all defendants, costs, and other relief. The complaint alleges, among other claims, that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to Fresno Telsat. Although the ultimate outcome of this matter cannot be predicted, management believes, based on its review of this claim and discussion with legal counsel, that the resolution of this matter will not have a material impact on the Company's financial position or future results of operations.

    BTA Auction

             The Company was involved in the recently completed bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"). The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, approximately $4.7 million has been paid in the form of upfront fees paid prior to commencement of the auction (approximately $1.5 million), a downpayment with respect to each BTA for which the Company was the highest bidder (approximately $500,000), and required payments upon the FCC's notification to the Company of the issuance of certain of its BTA licenses (approximately $2.7 million). The remaining amount (approximately $5.4 million) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur before the end of 1996. As of June 30, 1996, the Company's condensed consolidated balance sheet reflects approximately $8.1 million as accrued liabilities relating to the Company's BTA payments (of which $2.7 million was paid in July 1996).

6.  NONCASH FINANCING ACTIVITIES

             In February 1996, $2.5 million of the notes issued in connection with the Company's September 1995 acquisition of Superchannels of Las Vegas, Inc. were converted into 162,854 shares of ATI Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from system operations or sales of assets, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially.
Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new technologies and competitors into the subscription television business; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; future acquisitions or strategic partnerships; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations require substantial amounts of capital for
(i) the installation of equipment in new subscribers' homes, (ii) the construction of additional transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of additional wireless cable channel rights and systems, and (v) investments in, and maintenance of, vehicles and administrative offices. The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the six-month periods ended June 30, 1995 and 1996 were approximately $18.1 million, and $18.2 million, respectively. Such expenditures were primarily for the installation of equipment in new subscribers' homes and the construction and expansion of the Company's wireless cable systems.

         As of June 30, 1996, the Company had significant channel interests in 16 markets where it expects to construct wireless cable systems in the future, assuming, among other factors, that sufficient financing is available. There can be no assurance that the Company will be successful in constructing and launching these systems. The Company expects to incur significant capital expenditures in connection with construction and development of these systems, as well as expansion of existing markets and acquisition activities. There can be no assurance that the Company's current development plans will not be altered to respond to specific market opportunities, channel availability, competitive factors, or other industry developments, or that its capital requirements will not increase as a result of future acquisitions.

         The Company was involved in the recently completed bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"). The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $4.7 million has been paid in the form of upfront fees paid prior to commencement of the auction (approximately $1.5 million), a downpayment with respect to each BTA for which the Company was the highest bidder (approximately $500,000), and required payments upon the FCC's notification to the Company of the issuance of certain of its BTA licenses (approximately $2.7 million). The remaining amount (approximately $5.4 million) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur before the end of 1996.

         The Company has experienced negative cash flow from operations in each year since its formation, and although certain of the Company's more mature systems currently generate positive cash flow from operations, the Company expects to continue to experience negative consolidated cash flow from operations due to operating costs associated with system development, expansion and acquisition activities. Until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or external sources of funding to satisfy its working capital and capital expenditure needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Historically, the Company's ability to generate positive operating cash flow in certain of its markets has enabled it to obtain bank financing at the system level to finance subscriber growth. Currently, the Company has one credit facility (the Fresno Facility) under which maximum potential borrowings aggregate $8.5 million. No amounts are currently available for borrowing under the Fresno Facility, which provides for borrowings for the Company's Fresno, Visalia, and Merced systems. Effective June 30, 1996, the Fresno Facility was amended (the "Amended Agreement") to, among other things (i) permit the incurrence by the Fresno Partnership of up to $2.3 million in subordinated debt due ATI; (ii) permit the payment to ATI by the Fresno Partnership of a loan fee of up to $23,000; and (iii) modify certain of the financial and other operating covenants specified in the original agreement. In addition, past violations of certain financial and other operating covenants associated with the Fresno Facility were waived by the bank. In exchange for the bank's entering into the Amended Agreement, the Fresno Partnership agreed to cause the bank's participation in the Fresno Facility to be eliminated, by March 31, 1997, through prepayment by the Fresno Partnership of all amounts due, assignment of the bank's participation to a third party lender or lenders, which may include ATI, or some combination of the foregoing. In connection therewith, in July 1996 ATI purchased a $1.5 million participation in the Fresno Facility from the bank. The bank's participation in the Fresno Facility is required to be further reduced by $2.0 million on each of September 30 and December 31, 1996, with any remaining participation by the bank to be fully reduced by March 31, 1997. The Fresno Partnership was in compliance, as of June 30, 1996, with the terms of the Amended Agreement.

         Future system expansion requirements of the Fresno, Visalia, and Merced systems are expected to be financed from additional cash contributions or advances from ATI. The Company does not expect that it will be able to expand the Fresno, Visalia and Merced systems without additional bank or other financings. System expansion requirements during 1996 for the Company's other operating wireless cable systems and its markets not yet launched are expected to be financed from existing cash and investment balances, additional equity or other financing, borrowings under future credit facilities, and cash generated from system operations. While the Company has been able to arrange satisfactory bank debt facilities to date, there can be no assurance that sufficient debt financing will continue to be available in the future, or that it will be available on terms acceptable to the Company.

         In May 1996, the Company completed an offering of 1,700,000 shares of its Common Stock resulting in net proceeds of approximately $20.3 million (after deducting underwriting discounts and commissions but before deducting other expenses of the offering). Additional equity, debt or other financing will be required before the end of the third quarter of 1996 to fund the Company's projected needs for working capital (including debt service), as well as its capital expenditure requirements for its existing systems and markets not yet launched. Management expects that the Company will require at least $5.0 million of additional debt or equity financing before the end of the third quarter of 1996, and an additional $20.0 million before the end of 1996, to cover ongoing operating losses and to achieve its targeted subscriber levels. Management plans to meet these cash needs through a combination of equity, subordinated debt and bank financing, and from cash generated from operations. Without such additional equity or debt financing, the Company will be required to significantly curtail its operations and expansion plans. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to the Company, or at all. As appropriate opportunities become available, the Company may sell or lease certain channel rights from its portfolio, subject to certain restrictions described below. In addition, the Company may finance future development of wireless cable systems, future acquisitions of wireless cable systems and channel rights, and future general corporate activities through additional equity or debt financings, joint ventures or other arrangements. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

         The indentures associated with the 2004 Notes and the 2005 Notes contain a number of covenants and other provisions that impose certain financial and operating constraints on the Company as long as any 2004 Notes or 2005 Notes remain outstanding. These covenants include limitations on consolidated debt, limitations on certain payments,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

investments and distributions, and limitations on liens and certain asset sales. As a result of such limitations, the Company's additional borrowing capacity currently approximates $3.1 million. Accordingly, the Company's ability to finance ongoing working capital and system expansion requirements from borrowings under existing or future credit facilities is currently limited. The Fresno Facility also contains a number of restrictive covenants, including a restriction on the ability of certain of ATI's subsidiaries to pay dividends or make loans to ATI.

         In February 1996, $2.5 million of the notes issued in connection with the Company's September 1995 acquisition of Superchannels of Las Vegas, Inc. were converted into 162,854 shares of ATI Common Stock.

         The Company continuously pursues opportunities to acquire businesses and channel rights that are consistent with its business plan. Except for the Cincinnati Acquisition (as defined below), as of the date of this Report, the Company has no written agreements, arrangements or understandings to acquire any material wireless cable businesses or assets. On June 28, 1996, the Company entered into a definitive agreement to acquire wireless cable channel rights and certain other subscription television assets in Cincinnati, Ohio (the "Cincinnati Acquisition") for aggregate consideration of approximately $5.2 million (of which approximately $2.0 million was paid in July 1996). Also on June 28, 1996, the Company acquired certain of the Cincinnati subscription television assets and entered into a management agreement to operate the subscription television assets that it has not yet acquired. The subscription television assets acquired or to be acquired by the Company in connection with the Cincinnati Acquisition served approximately 3,100 subscribers as of June 30, 1996. Completion of the Cincinnati Acquisition is subject to certain contingencies, such as FCC approvals, the satisfactory completion of due diligence, and other customary conditions to closing, which may or may not be satisfied. There can be no assurance that the Cincinnati Acquisition will be consummated. Any future acquisitions may require additional equity or other financing.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Service revenues increased $4.4 million, or 41.4%, during the three months ended June 30, 1996 to $15.1 million, as compared to $10.7 million during the same period of 1995. This increase resulted primarily from the addition of new subscribers. Subscriber increases resulted primarily from the 1995 acquisitions of the Fresno, Visalia, Merced, Redding, Las Vegas and Rapid City systems and the completion of construction and commencement of operation of systems in Ft. Collins, Greeley, Yuba City, and Lincoln during 1995 and Anchorage and Portland during 1996. Service price increases contributed only a small portion of the aggregate increase in service revenues. The number of subscribers to the Company's wireless cable systems increased to 178,000 at June 30, 1996 compared to 174,900 at March 31, 1996 (119,100 and 143,900 at
March 31, 1995 and June 30, 1995, respectively).

         On a "same system" basis (comparing systems that were operational for all of each of the three-month periods ended June 30, 1995 and 1996), service revenues increased $2.3 million, or 23.4%, to $12.1 million, as compared to $9.8 million for the three-month period ended June 30, 1995. Same systems during this period totaled 27 systems. The average number of same-system subscribers increased approximately 18.3% during the three months ended June 30, 1996, as compared to the same period of 1995.

         Installation revenues for the three months ended June 30, 1996 totaled $313,000, compared to $304,000 during the same period of 1995. The net increase in installation revenues of $9,000, or 3.0%, resulted primarily from less discounting of installation rates. Installation rates vary widely by system based upon competitive conditions. The Company occasionally reduces installation charges as part of selected promotional campaigns. The number of installations completed during the three months ended June 30, 1996 decreased approximately 12.1% as compared to the same period during 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Operating expenses, principally programming, site costs and other direct expenses, aggregated $8.8 million (or 57.2% of total revenues) during the three months ended June 30, 1996, compared to $5.6 million (or 51.2% of total revenues) during the same period of 1995. The increase of $3.2 million was primarily the result of additional systems and subscribers as well as increased programming costs for additions to channel line-ups and increased pay-per-view offerings in various systems.

         Marketing and selling expenses totaled $2.1 million (or 13.3% of total revenues) during the three months ended June 30, 1996, compared to $1.8 million (or 16.5% of total revenues) during the same period of 1995. The increase in such expenses of $238,000 resulted from the addition of new systems. During the three-month period ended June 30, 1996, general and administrative expenses totaled $4.5 million (or 29.2% of total revenues), a $611,000 increase over the same period of 1995 ($3.9 million or 35.5% of total revenues). This increase also resulted from the addition of new systems.

         The Company's loss from operations was $10.1 million during the three-month period ended June 30, 1996, compared to $6.7 million during the same period of 1995. The increase in the loss from operations of $3.4 million resulted primarily from increased depreciation and amortization expense. Depreciation and amortization expense (principally depreciation of property and equipment and amortization of deferred license and leased license acquisition costs, goodwill and covenants not-to-compete) increased $3.8 million due to increases in deferred license costs, goodwill and subscriber equipment resulting from the acquisition and addition of new systems and the addition of equipment installed in new subscribers' homes.

         Interest expense increased $4.7 million during the quarter ended June 30, 1996 to $9.1 million, as compared to $4.4 million during the same period of 1995. The increase in interest expense primarily resulted from noncash interest charges associated with the Company's 14.5% Senior Discount Notes due 2005 (the "2005 Notes") issued in connection with the Company's August 1995 units offering (the "1995 Units Offering") and the Company's Senior Discount Notes due 2004 (the "2004 Notes") issued in connection with the Company's June 1994 units offering (the "1994 Units Offering"). Interest expense associated with the 2004 Notes also increased due to an increase in the interest rate on the 2004 Notes from 12.5% to 14.5% effected in conjunction with the 1995 Units Offering. Earnings before interest, taxes, depreciation and amortization totaled $45,000 for the three months ended June 30, 1996, as compared to a loss before interest, taxes, depreciation, and amortization of $354,000 during the same period of 1995.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         Service revenues increased $10.3 million, or 51.9%, during the six months ended June 30, 1996 to $30.2 million, as compared to $19.9 million during the same period of 1995. This increase resulted primarily from the addition of new subscribers. Subscriber increases resulted primarily from the 1995 acquisitions of the Medford, Sheridan, Fresno, Visalia, Merced, Redding, Las Vegas and Rapid City systems and the completion of construction and commencement of operation of systems in Ft. Collins, Greeley, Yuba City, and Lincoln during 1995 and Anchorage and Portland during 1996. Service price increases contributed only a small portion of the aggregate increase in service revenues. The number of subscribers to the Company's wireless cable systems increased to 178,000 at June 30, 1996 compared to 173,700 at December 31, 1995 (106,500 and 143,900 at December 31, 1994 and June 30, 1995, respectively).

         On a "same system" basis (comparing systems that were operational for all of each of the six-month periods ended June 30, 1995 and 1996), service revenues increased $4.8 million, or 25.4%, to $23.5 million, as compared to $18.7 million for the six-month period ended June 30, 1995. Same systems during this period totaled 25 systems. The average number of subscribers in these systems increased approximately 21.8% during the six months ended June 30, 1996, as compared to the same period of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Installation revenues for the six months ended June 30, 1996 totaled $681,000, compared to $579,000 during the same period of 1995. The net increase in installation revenues of $102,000, or 17.6%, resulted primarily from less discounting of installation rates. The number of installations completed during the six months ended June 30, 1996 decreased approximately 1.2% as compared to the same period during 1995.

         Operating expenses, principally programming, site costs and other direct expenses, aggregated $17.4 million (or 56.4% of total revenues) during the six months ended June 30, 1996, compared to $10.4 million (or 50.8% of total revenues) during the same period of 1995. The increase of $7.0 million was primarily the result of additional systems and subscribers as well as increased programming costs for additions to channel line-ups and increased pay-per-view offerings in various systems.

         Marketing and selling expenses totaled $4.4 million (or 14.1% of total revenues) during the six months ended June 30, 1996, compared to $3.5 million (or 17.1% of total revenues) during the same period of 1995. The increase in such expenses of $852,000 resulted from the addition of new systems. During the six-month period ended June 30, 1996, general and administrative expenses totaled $9.5 million (or 30.9% of total revenues), a $2.1 million increase over the same period of 1995 ($7.4 million or 36.4% of total revenues). This increase also resulted from the addition of new systems.

         The Company's loss from operations was $20.5 million during the six-month period ended June 30, 1996, compared to $12.9 million during the same period of 1995. The increase in the loss from operations of $7.6 million resulted primarily from increased depreciation and amortization expense. Depreciation and amortization expense (principally depreciation of property and equipment and amortization of deferred license and leased license acquisition costs, goodwill and covenants not-to-compete) increased $8.1 million due to increases in deferred license costs, goodwill and subscriber equipment resulting from the acquisition and addition of new systems and the addition of equipment installed in new subscribers' homes.

         Interest expense increased $9.5 million during the quarter ended June 30, 1996 to $17.9 million, as compared to $8.4 million during the same period of 1995. The increase in interest expense primarily resulted from noncash interest charges associated with the 2005 Notes issued in connection with 1995 Units Offering and the 2004 Notes issued in connection with the 1994 Units Offering. Interest expense associated with the 2004 Notes also increased due to an increase in the interest rate on the 2004 Notes from 12.5% to 14.5%, effected in conjunction with the 1995 Units Offering. The loss before interest, taxes, depreciation and amortization totaled $417,000 for the six months ended June 30, 1996, as compared to $887,000 during the same period of 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The annual meeting of stockholders of American Telecasting, Inc. was held April 25, 1996.

         b) At the annual meeting of stockholders, proposals were considered for the election of Donald R. DePriest, Richard F. Seney, Robert
             D. Hostetler, William J. Blake, Mitchell R. Hauser, James S. Quarforth and Carl A. Rosberg as directors to serve until the 1997 annual meeting of stockholders.

         c) Other matters voted upon at the meeting included (i) the approval of an amendment to the Company's restated certificate of incorporation to (a) reclassify the existing Common Stock of the Company as Class A Common Stock, (b) authorize a new class of non-voting common stock, designated as Class B Common Stock, (c) increase the number of authorized shares of Common Stock from 25,000,000 to 40,000,000, consisting of 30,000,000 shares of Class
             A Common Stock and 10,000,000 shares of Class B Common Stock, and
             (d) establish the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock; (ii) approval of an amendment to the American Telecasting, Inc. 1990 Stock Option Program, As Amended, to increase the number of shares that may be issued pursuant to the plan from 1,125,000 to 1,525,000; and (iii) ratification of the appointment of Arthur Andersen LLP as independent auditors for the Company for 1996. The director-nominees were elected and all proposals were approved. The voting results were as follows:

                                                                        Votes          Votes                  Broker
             Proposal                                      Votes For   Against       Withheld    Abstained   Non-Votes
             Election as director:
             Donald R. DePriest                            13,366,266      --          65,702        --          --
             Richard F. Seney                              13,366,277      --          65,691        --          --
             Robert D. Hostetler                           13,366,266      --          65,702        --          --
             William J. Blake                              13,296,715      --         135,263        --          --
             Mitchell R. Hauser                            13,366,277      --          65,691        --          --
             James S. Quarforth                            13,366,277      --          65,691        --          --
             Carl A. Rosberg                               13,296,715      --         135,253        --          --

             Approval of amendment to the Company's        11,407,634  1,994,884        --          5,951      23,539
             restated certificate of incorporation

             Approval of amendment to the American         12,638,261    764,339        --          5,829      23,539
             Telecasting, Inc. 1990 Stock Option
             Program, As Amended

             Ratification of the appointment of Arthur     13,400,995        350        --            463        --
             Andersen LLP as independent auditors for
             the Company for 1996

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1(i) Certificate of Amendment of Restated Certificate of Incorporation of American Telecasting, Inc. dated as of April 24, 1996.

         10.1 Agreement for Purchase and Sale of Assets dated June 28, 1996 among Novner Enterprises, Inc., Alvin Novick, Phyllis Novick, American Telecasting of Cincinnati, Inc. and American Telecasting, Inc.

         10.2 Management Agreement dated as of June 28, 1996 between Novner Enterprises, Inc. and American Telecasting of Cincinnati, Inc.

         10.3 Agreement for Exchange of Assets dated July 10, 1996 among Heartland Wireless Communications, Inc., Heartland Wireless South Dakota Properties, Inc., Heartland Wireless Florida Properties, Inc. and American Telecasting, Inc.

         10.4 First Amendment to Amended and Restated Revolving Credit Agreement dated as of June 30, 1996 among Fresno MMDS Associates, First Union National Bank of North Carolina, Fresno Telsat, Inc. and Fresno Wireless Cable Television, Inc.; related Subordination Agreement dated as of June 30, 1996 by American Telecasting, Inc. and Fresno MMDS Associates in favor of First Union National Bank of North Carolina; related Assignment Acceptance and Intercreditor Agreement dated as of July 18, 1996 among First Union National Bank of North Carolina, American Telecasting, Inc., First Union National Bank of North Carolina as agent and Fresno MMDS Associates.

         10.5 Side agreement between Fresno Telsat, Inc. and American Telecasting, Inc.

         10.6 American Telecasting, Inc. 1990 Stock Option Program, As Amended (Effective April 25, 1996).

         27      Financial Data Schedule

(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the quarter ended June 30, 1996:

         (i) Current Report on Form 8-K dated April 1, 1996 to report, under Item 5, that the Company had issued a press release relating to the results of the Federal Communications Commission's auction of basic trading areas.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN TELECASTING, INC.



Date:    July 26, 1996                 By:/s/    David K. Sentman
                                          -----------------------------------
                                       David K. Sentman
                                       Senior Vice President-Finance, Chief
                                       Financial Officer and
                                       Treasurer (Principal
                                       Financial Officer)


Date:    July 26, 1996                 By:/s/    John R. Hager
                                          -----------------------------------
                                       John R. Hager
                                       Controller
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX


         Exhibit                                   Description
         -------                                   -----------
         3.1(i)  Certificate of Amendment of Restated Certificate of Incorporation of American Telecasting, Inc. dated as of April
                 24, 1996.

         10.1    Agreement for Purchase and Sale of Assets dated June 28, 1996 among Novner Enterprises, Inc., Alvin Novick, Phyllis
                 Novick, American Telecasting of Cincinnati, Inc. and American Telecasting, Inc.

         10.2    Management Agreement dated as of June 28, 1996 between Novner Enterprises, Inc. and American Telecasting of
                 Cincinnati, Inc.

         10.3    Agreement for Exchange of Assets dated July 10, 1996 among Heartland Wireless Communications, Inc., Heartland
                 Wireless South Dakota Properties, Inc., Heartland Wireless Florida Properties, Inc. and American Telecasting, Inc.

         10.4    First Amendment to Amended and Restated Revolving Credit Agreement dated as of June 30, 1996 among Fresno MMDS
                 Associates, First Union National Bank of North Carolina, Fresno Telsat, Inc. and Fresno Wireless Cable Television,
                 Inc.; related Subordination Agreement dated as of June 30, 1996 by American Telecasting, Inc. and Fresno MMDS
                 Associates in favor of First Union National Bank of North Carolina; related Assignment Acceptance and Intercreditor
                 Agreement dated as of July 18, 1996 among First Union National Bank of North Carolina, American Telecasting, Inc.,
                 First Union National Bank of North Carolina as agent and Fresno MMDS Associates.

         10.5    Side agreement between Fresno Telsat, Inc. and American Telecasting, Inc.

         10.6    American Telecasting, Inc. 1990 Stock Option Program, As Amended (Effective April 25, 1996).

         27      Financial Data Schedule