Form 10-Q
period 1996-09-30
AMERICAN TELECASTING INC/DE/
filed 1996-11-08
CIK 913271

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1996
                               ------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ----------------------------
Commission File Number :

                                   0-23008
--------------------------------------------------------------------------------

                         AMERICAN TELECASTING, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)




                         Delaware                                              54-1486988
--------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

  5575 Tech Center Drive, Colorado Springs, CO                                 80919
--------------------------------------------------------------     ------------------------------------
      (Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:                         (719) 260 - 5533
                                                                   ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

As of October 31, 1996, 19,852,912 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           AMERICAN TELECASTING, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION.

Item 1.     Financial Statements
             Condensed Consolidated Balance Sheets -
              December 31, 1995 and September 30, 1996 . . . . .  . .  . . .   3

             Condensed Consolidated Statements of Operations -
              Three Months Ended September 30, 1995 and 1996 and
              Nine Months Ended September 30, 1995 and 1996  . .  . .  . . .   4

             Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1995 and 1996  . .  . .  . . .   5

             Notes to Condensed Consolidated Financial Statements. . . . . .   6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . .  10



PART II. OTHER INFORMATION.


Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  16

Items 2-5.  None


Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                 December 31,             September 30,
                                                                                     1995                      1996
                                                                                 ------------             -------------
                                                                                                          (Unaudited)

ASSETS
Current Assets:
 Cash and cash equivalents ..............................................         $ 32,514                 $ 16,936
 Trade accounts receivable, net .........................................            2,171                    1,503
 Prepaid expenses and other current assets ..............................            2,874                    2,303
                                                                                  --------                 --------
Total current assets ....................................................           37,559                   20,742
Property and equipment, net .............................................          112,377                  115,156
Deferred license and leased license acquisition costs, net ..............          143,006                  152,664
Goodwill, net ...........................................................           16,030                   15,380
Deferred financing costs ................................................            5,268                    4,921
Other assets, net .......................................................            2,809                    2,242
                                                                                  --------                 --------
        Total assets ....................................................         $317,049                 $311,105
                                                                                  ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses ..................................         $ 20,003                 $ 19,567
 Current portion of long-term obligations ...............................           11,062                    6,783
 Customer deposits ......................................................              605                      423
                                                                                  --------         --      --------
Total current liabilities ...............................................           31,670                   26,773
Deferred income taxes ...................................................            6,131                    5,858
2004 Notes ..............................................................          116,864                  130,606
2005 Notes ..............................................................          100,262                  112,211
Other long-term obligations, net of current portion .....................            8,370                    4,972
Minority interest. ......................................................               16                      947
                                                                                  --------                 --------
        Total liabilities ...............................................          263,313                  281,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; 3,000,000 shares authorized;
 no shares issued and outstanding .......................................               --                       --
Class A Common Stock, $.01 par value; 30,000,000 shares authorized;
 16,435,974 and 19,852,912 shares issued and outstanding, respectively ..              164                      199
Class B Common Stock, $.01 par value; 10,000,000 shares authorized; no
 shares issued and outstanding ..........................................               --                       --
Additional paid-in capital ..............................................          135,364                  168,692
Common Stock warrants outstanding .......................................           10,130                   10,129
Accumulated deficit .....................................................          (91,922)                (149,282)
                                                                                  --------                 --------
        Total stockholders' equity ......................................           53,736                   29,738
                                                                                  --------                 --------
        Total liabilities and stockholders' equity ......................         $317,049                 $311,105
                                                                                  ========                 ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)



                                                                          Three Months Ended          Nine Months Ended
                                                                            September 30,               September 30,
                                                                          1995         1996           1995         1996
                                                                     -------------------------     ------------------------
Revenues:
Service and other.................................................   $   12,641     $   15,131     $   32,493    $   45,295
Installation......................................................          368            325            947         1,006
                                                                     ----------     ----------     ----------    ----------
Total revenues....................................................       13,009         15,456         33,440        46,301
Costs and Expenses:
Operating.........................................................        6,678          8,623         17,058        26,011
Marketing.........................................................        2,568          2,091          6,070         6,445
General and administrative........................................        4,057          4,646         11,492        14,166
Depreciation and amortization.....................................        7,852         11,456         19,855        31,570
                                                                     ----------     ----------     ----------    ----------
Total costs and expenses..........................................       21,155         26,816         54,475        78,192
                                                                     ----------     ----------     ----------    ----------
Loss from operations..............................................       (8,146)       (11,360)       (21,035)      (31,891)
Interest expense..................................................       (7,032)        (9,578)       (15,465)      (27,465)
Interest income...................................................          733            298          1,518           884
Other income (expense), net.......................................           20            344            (27)          840
                                                                     ----------     ----------     ----------    ----------
Loss before income tax benefit....................................      (14,425)       (20,296)       (35,009)      (57,632)
Income tax benefit................................................           74             84          2,183           273
                                                                     ----------     ----------     ----------    ----------
Loss before extraordinary charge and cumulative effect of
 change in accounting for installation costs, net of income taxes.      (14,351)       (20,212)       (32,826)      (57,359)
Extraordinary charge on early retirement of debt..................      (11,541)            --        (11,541)           --
Cumulative effect of change in accounting
for installation costs, net of income taxes of $369...............         --               --            602            --
                                                                     ----------     ----------     ----------    ----------
Net loss..........................................................   $  (25,892)    $  (20,212)    $  (43,765)   $  (57,359)
                                                                     ==========     ==========     ==========    ==========
Net income (loss) per share - see Note 2:
Loss per share before extraordinary charge and cumulative
 effect of accounting change......................................   $    (0.88)    $    (1.09)    $    (2.07)   $    (3.28)
Loss per share from extraordinary charge..........................        (0.70)            --          (0.73)           --
Income per share from cumulative effect of accounting
change............................................................           --             --           0.04            --
                                                                     ----------     ----------     ----------    ----------
Net loss per share................................................   $    (1.58)    $    (1.09)    $    (2.76)   $    (3.28)
                                                                     ==========     ==========     ==========    ==========
Weighted average number of shares outstanding.....................   16,385,630     18,583,169     15,833,843    17,506,036
                                                                     ==========     ==========     ==========    ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                     -------------------------------
                                                                         1995                1996
                                                                     -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ......................................................        $(43,765)           (57,359)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization ................................          19,855             31,570
  Deferred income taxes ........................................          (2,183)              (273)
  Amortization of debt discount and deferred financing costs ...          13,406             26,005
  Extraordinary charge on early retirement of debt .............          11,541                 --
  Cumulative effect of accounting change .......................            (602)                --
  Other ........................................................              55               (682)
  Changes in operating assets and liabilities ..................          (1,864)            (2,738)
                                                                        --------           --------
   Net cash used in operating activities .......................          (3,557)            (3,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities of short-term investments ..........................          20,002                 --
 Purchases of property and equipment ...........................         (31,081)           (26,669)
 Payments received on loans to related parties and others.... ..              --                252
 Additions to deferred license and leased license
  acquisition costs ............................................          (3,427)            (9,573)
 Additions to other intangible assets. .........................            (227)                --
 Net cash used in acquisitions .................................         (15,596)            (1,827)
                                                                        --------           --------
   Net cash used in investing activities .......................         (30,329)           (37,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock, net of
  stock issuance costs .........................................             510             20,587
 Proceeds from issuance of Series B Convertible Preferred
  Stock, net of stock issuance costs ...........................              --              9,466
 Proceeds from issuance of Common Stock Warrants. ..............           5,480                 --
 Proceeds from issuance of 2005 Notes. .........................          91,001                 --
 Borrowings under revolving credit facilities ..................          24,100                200
 Principal payments on revolving credit facilities .............         (35,429)            (3,500)
 Increase in deferred financing costs ..........................          (1,859)                --
 Minority interest contributions ...............................              --              1,260
 Principal payments on notes payable ...........................          (2,062)            (1,678)
 Principal payments on capital lease obligations ...............            (386)              (619)
                                                                        --------           --------
  Net cash provided by financing activities ....................          81,355             25,716
                                                                        --------           --------
Net increase (decrease) in cash and cash equivalents ...........          47,469            (15,578)
Cash and cash equivalents, beginning of period .................          13,329             32,514
                                                                        --------           --------
Cash and cash equivalents, end of period .......................        $ 60,798           $ 16,936
                                                                        ========           ========


     See accompanying Notes to Condensed Consolidated Financial Statements.
                                      -5-

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    BUSINESS DESCRIPTION

      History and Organization

           American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service. ATI and its subsidiaries are collectively referred to herein as the "Company." As of September 30, 1996 the Company owned and operated 39 wireless cable systems located throughout the United States. The Company also has significant channel interests in 16 other markets where it expects to construct wireless cable systems in the future.

      Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Cash and Cash Equivalents

           The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 1996, cash equivalents principally consisted of commercial paper and federal government/agency debt securities.

      Net Loss Per Share

           Net loss per share is computed on the weighted-average number of common shares outstanding for the respective periods. The effect of common stock equivalents on net loss per share is not included as it would be anti-dilutive. Fully diluted loss per share is not presented as it would not materially differ from primary loss per share.

3.    PENDING ACQUISITION

           On June 28, 1996, the Company entered into a definitive agreement to acquire wireless cable channel rights and certain other subscription television assets in Cincinnati, Ohio (the "Cincinnati Acquisition") for aggregate consideration of approximately $5.2 million (of which approximately $2.2 million has been paid as of September 30, 1996). Also on June 28, 1996, the Company acquired certain of the Cincinnati subscription television assets and entered into a management agreement to operate the subscription television assets that it has not yet acquired. Completion of the Cincinnati Acquisition is subject to certain contingencies, such as FCC approvals, the satisfactory completion of due diligence, and other customary conditions to closing, which may or may not be satisfied. There can be no assurance that the Cincinnati Acquisition will be consummated.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

4.    LONG-TERM DEBT

           Long-term debt at September 30, 1996 consists of the following (in thousands):


                     2004 Notes .................  $130,606
                     2005 Notes .................   112,211
                     Revolving credit facility ..     4,950
                     Notes payable ..............     4,803
                     Capital leases .............     2,002
                                                   --------
                     Total ......................   254,572
                     Less current portion .......     6,783
                                                   --------
                     Long-term debt .............  $247,789
                                                   ========


           Fresno MMDS Associates (the "Fresno Partnership") maintains an $8.5 million revolving credit facility (the "Fresno Facility") that provides for borrowings for the Fresno, Visalia and Merced systems. As of September 30, 1996, approximately $5.0 million was outstanding under the Fresno Facility and no amounts were available for borrowing. Outstanding borrowings bear interest at the banks' prime rate plus 2.25%. (10.50% at September 30, 1996). Effective June 30, 1996, the Fresno Facility was amended (the "Amended Agreement") to, among other things, (i) permit the incurrence by the Fresno Partnership of up to $2.3 million in subordinated debt due ATI; (ii) permit the payment to ATI by the Fresno Partnership of a loan fee of up to $23,000; and (iii) modify certain of the financial and other operating covenants specified in the original agreement. In addition, past violations of certain financial and other operating covenants associated with the Fresno Facility were waived by the bank. In exchange for the bank's entering into the Amended Agreement, the Fresno Partnership agreed to cause the bank's participation in the Fresno Facility to be eliminated, by March 31, 1997, through prepayment by the Fresno Partnership of all amounts due, assignment of the bank's participation to a third party lender or lenders, which may include ATI, or some combination of the foregoing. In connection therewith, as of September 30, 1996 ATI has purchased, in the aggregate, a $3.5 million participation in the Fresno Facility from the bank. The bank's participation in the Fresno Facility is required to be further reduced by $2.0 million on December 31, 1996, with any remaining participation by the bank to be fully reduced by March 31, 1997. As of September 30, 1996, the Fresno Partnership was not in compliance with the maximum indebtedness per subscriber covenant of the Fresno Facility. The Fresno Partnership, ATI and the bank have agreed in principle upon the terms of an amendment to the Credit Facility which would waive such noncompliance and modify certain future financial covenants. In connection with the amendment, ATI has agreed to guaranty the Fresno Partnership's outstanding indebtedness under the Fresno Facility. Effectiveness of the amendment is subject to definitive documentation. The Fresno Facility also contains restrictive covenants that, among other things, prohibit the payment of dividends.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

5.    SERIES B CONVERTIBLE PREFERRED STOCK

           On August 7, 1996, the Company completed a private placement of 100,000 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of $9.4 million. The Series B Convertible Preferred Stock had a preferential, cumulative 5% dividend and was non-voting. Each share of Series B Preferred Stock was convertible, at the option of the holder, into that number of shares of Common Stock that was determined by dividing (a) the sum of (i) the original issuance price for each such share of Series B Preferred Stock plus (ii) the amount of all accrued but unpaid dividends on each share of Series B Preferred Stock so converted, by (b) the Conversion Price (as defined herein) in effect at the time of conversion. The "Conversion Price" at any given time was equal to 80% of the prevailing market price of the Common Stock, provided that the Conversion Price could not exceed $12.50 or be less than $2.00.

           During September 1996, all 100,000 shares of Series B Convertible Preferred Stock were converted into a total of 1,342,459 shares of the Company's Class A Common Stock at conversion prices ranging from $7.10 to $7.87. Aggregate dividends paid to holders of the Series B Convertible Preferred Stock totaled approximately $68,000 and are included in the accompanying statements of operations as interest expense. As of September 30, 1996, no shares of Series B Convertible Preferred Stock were outstanding and all such shares previously issued had been canceled pursuant to the conversion described above. On October 25, 1996, the Company completed a private placement of an additional 150,000 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of $14.3 million. The shares issued in the October 1996 private placement have similar terms and conversion features as those issued in August 1996.

6.    COMMITMENTS AND CONTINGENCIES

      Litigation

           In January 1996, Videotron (Bay Area) Inc. filed a complaint against ATI in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint alleges that ATI has caused certain entities from which ATI leases channels and airtime for its Bradenton and Lakeland, Florida wireless cable markets (the "ATI Lessors") to actively oppose Videotron's FCC applications to increase broadcast power in Videotron's Tampa, Florida wireless cable system (the "Tampa market") in violation of a Non-Interference Agreement between Videotron and ATI (the "Non-Interference Agreement"). The complaint seeks injunctive relief directing ATI to perform all acts, services and undertakings required under the Non-Interference Agreement, including but not limited to using reasonable best efforts to cause the ATI Lessors not to object to Videotron's attempt to increase broadcast power in the Tampa market and to enter into certain non-interference agreements with respect thereto. In the alternative, the Complaint seeks damages for breach of the Non-Interference Agreement (in an unspecified amount but exceeding $15,000). Recently, in responding to written interrogatories, Videotron estimated its damages to be approximately $113.5 million. Although the ultimate outcome of this litigation cannot be predicted at this time, management believes, based upon its review of the complaint and after consultation with counsel, that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

6.    COMMITMENTS AND CONTINGENCIES -- CONTINUED

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

      BTA Auction

           The Company was involved in the recently completed bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"). The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, approximately $9.3 million has been paid in the form of upfront fees paid prior to commencement of the auction (approximately $1.5 million), a downpayment with respect to each BTA for which the Company was the highest bidder (approximately $500,000), and required payments upon the FCC's notification to the Company of the issuance of certain of its BTA licenses (approximately $7.3 million).
      The remaining amount (approximately $800,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur before the end of 1996.
      As of September 30, 1996, the Company's condensed consolidated balance sheet reflects approximately $2.5 million as accrued liabilities relating to the Company's BTA payments (of which $1.7 million was paid in October
      1996).

7.    NONCASH FINANCING ACTIVITIES

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

BUSINESS FOCUS

     During 1996, the Company has focused on managing its existing systems through more efficient and cost-effective methods, planning for the implementation of a digital technology strategy for video and other services in select markets, and developing strategic alliances. During the remainder of 1996 and in 1997, the Company intends to continue the growth of certain of its analog wireless cable systems that management believes can achieve stable customer bases with a favorable balance of customer growth, subscriber capital investment, and expenses. Other systems operated by the Company will not be managed for customer growth, but rather for optimal cash flow from existing customers. In these systems, the Company intends to focus its marketing efforts on new commercial and multiple dwelling unit customers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require substantial amounts of capital for (i) the installation of equipment in new subscribers' homes, (ii) the construction of additional transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of additional wireless cable channel rights and systems, and (v) investments in, and maintenance of, vehicles and administrative offices. The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the nine-month periods ended September 30, 1995 and 1996 were approximately $31.1 million, and $26.7 million, respectively. Such expenditures were primarily for the installation of equipment in new subscribers' homes and the construction and expansion of the Company's wireless cable systems.

     As of September 30, 1996, the Company had significant channel interests in 16 markets where it expects to construct wireless cable systems in the future, assuming, among other factors, that sufficient financing is available. There can be no assurance that the Company will be successful in constructing and launching these systems. The Company expects to incur significant capital expenditures in connection with construction and development of these systems, as well as expansion of existing markets and acquisition activities. There can be no assurance that the Company's current development plans will not be altered to respond to specific market opportunities, channel availability, competitive factors, or other industry developments, or that its capital requirements will not increase as a result of future acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company was involved in the recently completed bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"). The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.3 million has been paid in the form of upfront fees paid prior to commencement of the auction (approximately $1.5 million), a downpayment with respect to each BTA for which the Company was the highest bidder (approximately $500,000), and required payments upon the FCC's notification to the Company of the issuance of certain of its BTA licenses (approximately $7.3 million). The remaining amount (approximately $800,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur before the end of 1996.

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

         Currently, the Company has one credit facility (the Fresno Facility). No amounts are currently available for borrowing under the Fresno Facility, which provides for borrowings for the Company's Fresno, Visalia and Merced systems. Effective June 30, 1996, the Fresno Facility was amended (the "Amended Agreement") to, among other things (i) permit the incurrence by the Fresno Partnership of up to $2.3 million in subordinated debt due ATI; (ii) permit the payment to ATI by the Fresno Partnership of a loan fee of up to $23,000; and (iii) modify certain of the financial and other operating covenants specified in the original agreement. In addition, past violations of certain financial and other operating covenants associated with the Fresno Facility were waived by the bank. In exchange for the bank's entering into the Amended Agreement, the Fresno Partnership agreed to cause the bank's participation in the Fresno Facility to be eliminated, by March 31, 1997, through prepayment by the Fresno Partnership of all amounts due, assignment of the bank's participation to a third party lender or lenders, which may include ATI, or some combination of the foregoing. In connection therewith, as of September 30, 1996 ATI has purchased, in the aggregate, a $3.5 million participation in the Fresno Facility from the bank. The bank's participation in the Fresno Facility is required to be further reduced by $2.0 million on December 31, 1996, with any remaining participation by the bank to be fully reduced by March 31, 1997. As of September 30, 1996, the Fresno Partnership was not in compliance with the maximum indebtedness per subscriber covenant of the Fresno Facility. The Fresno Partnership, ATI and the bank have agreed in principle upon the terms of an amendment to the Credit Facility which would waive such noncompliance and modify certain future financial covenants. In connection with the amendment, ATI has agreed to guaranty the Fresno Partnership's outstanding indebtedness under the Fresno Facility. Effectiveness of the amendment is subject to definitive documentation.

         Future system expansion requirements of the Fresno, Visalia and Merced systems are expected to be financed from additional cash contributions or advances from ATI. The Company does not expect that it will be able to expand the Fresno, Visalia and Merced systems without additional bank or other financing. System expansion requirements during 1996 for the Company's other operating wireless cable systems and its markets not yet launched are expected to be financed from existing cash and investment balances, additional equity or other financing, borrowings under future credit facilities, and cash generated from system operations. While the Company has been able to arrange satisfactory bank debt facilities to date, there can be no assurance that sufficient debt financing will continue to be available in the future, or that it will be available on terms acceptable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In May 1996, the Company completed an offering of 1,700,000 shares of its Class A Common Stock resulting in net proceeds of approximately $19.9 million. In August 1996, the Company completed a private placement of 100,000 shares of Series B Convertible Preferred Stock resulting in net proceeds to the Company of $9.4 million. In October 1996, the Company completed the sale of its Yankton, South Dakota wireless cable system and its wireless cable channel assets in Sioux Falls, South Dakota for cash consideration totaling $3.0 million (of which approximately $400,000 is being held in escrow pending completion of certain post closing events). On October 25, 1996, the Company completed a private placement of an additional 150,000 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of $14.3 million.

         The Company will require additional equity, debt or other financing during 1997 to fund its projected needs for working capital (including debt service), as well as its capital expenditure requirements for its existing systems and markets not yet launched (including costs associated with the conversion of certain of its existing systems to digital operation). Management plans to meet its future cash needs through a combination of equity, subordinated debt and bank financing, and from cash generated from operations. Without such additional financing, the Company will be required to significantly curtail its operations and expansion plans. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to the Company, or at all. As appropriate opportunities become available, the Company may sell or lease additional channel rights from its portfolio or may sell certain of its operating wireless cable systems, subject to certain restrictions described below. In addition, the Company may finance its future development of wireless cable systems, acquisitions of wireless cable systems and channel rights, and general corporate activities through joint ventures or other arrangements. There can be no assurance that such arrangements will be available on terms acceptable to the Company, or at all.

         The indentures associated with the 2004 Notes and the 2005 Notes contain a number of covenants and other provisions that impose certain financial and operating constraints on the Company as long as any 2004 Notes or 2005 Notes remain outstanding. These covenants include limitations on consolidated debt, limitations on certain payments, investments and distributions, and limitations on liens and certain asset sales. As a result of such limitations, the Company's additional borrowing capacity currently approximates $5.7 million. Accordingly, the Company's ability to finance ongoing working capital and system expansion requirements from borrowings under existing or future credit facilities is currently limited. The Fresno Facility also contains a number of restrictive covenants, including a restriction on the ability of certain of ATI's subsidiaries to pay dividends or make loans to ATI.

         Under the terms of a Supplemental Indenture governing the 2004 Notes dated August 10, 1995, the yield to maturity of the 2004 Notes was to be adjusted to 15 1/2% per annum (from 14 1/2% per annum) if the Company did not, between August 10, 1995 and November 10, 1996, issue equity securities having a value at the time of issuance of at least
$50.0 million in the aggregate. Since August 10, 1995, the Company has issued equity securities on several occasions which had an aggregate value at the time of issuance in excess of $50.0 million. These issuances satisfy the condition set forth in the Supplemental Indenture; accordingly, the yield to maturity of the 2004 Notes will remain at 14 1/2%.

         In February 1996, $2.5 million of the notes issued in connection with the Company's September 1995 acquisition of Superchannels of Las Vegas, Inc. were converted into 162,854 shares of ATI Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company continuously pursues opportunities to acquire, sell or exchange businesses and channel rights consistent with its business plan. Except for the Cincinnati Acquisition (as defined below) and the CS Exchange (as defined below), as of the date of this Report, the Company has no written agreements, arrangements or understandings to acquire any material wireless cable businesses or assets. On June 28, 1996, the Company entered into a definitive agreement to acquire wireless cable channel rights and certain other subscription television assets in Cincinnati, Ohio (the "Cincinnati Acquisition") for aggregate consideration of approximately $5.2 million (of which approximately $2.2 million has been paid). Also on June 28, 1996, the Company acquired certain of the Cincinnati subscription television assets and entered into a management agreement to operate the subscription television assets that it has not yet acquired. The subscription television assets acquired or to be acquired by the Company in connection with the Cincinnati Acquisition served approximately 3,100 subscribers as of September 30, 1996. On July 29, 1996, the Company and CS Wireless Systems, Inc. ("CS") executed a non-binding letter of intent pursuant to which the Company will exchange all of its wireless cable assets in Louisville, Kentucky; Little Rock, Arkansas; Oklahoma City, Oklahoma and Wichita, Kansas (the "ATI Systems") for all of CS's wireless cables assets in Minneapolis, Minnesota and Stockton, Modesto and Bakersfield, California (the "CS Markets") plus approximately $5.5 million in cash (the "CS Exchange"). The ATI Systems currently serve approximately 27,000 customers in service areas consisting of approximately 1.3 million households. The CS Markets currently serve approximately 13,500 subscribers in service areas consisting of approximately 1.5 million households. In connection with the CS Exchange, ATI will transfer the BTA license for the Wichita market to CS and CS will cause to be transferred to ATI the BTA licenses for Minneapolis, Stockton, Modesto and Bakersfield. Completion of both the Cincinnati Acquisition and the CS Exchange are subject to certain contingencies, such as FCC approvals, the satisfactory completion of due diligence, and other customary conditions to closing, which may or may not be satisfied. There can be no assurance that a definitive agreement will be reached with respect to the CS Exchange or that the CS Exchange or the Cincinnati Acquisition will be consummated. Any future acquisitions may require additional equity or other financing.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Service revenues increased $2.5 million, or 20.0%, during the three months ended September 30, 1996 to $15.1 million, as compared to $12.6 million during the same period of 1995. This increase resulted primarily from the addition of new subscribers. Subscriber increases resulted primarily from the 1995 acquisitions of the Redding, Las Vegas and Rapid City systems and the completion of construction and commencement of operation of systems in Yuba City and Lincoln during 1995 and Anchorage and Portland during 1996. Service price increases contributed only a small portion of the aggregate increase in service revenues. The number of subscribers to the Company's wireless cable systems increased to 179,500 at September 30, 1996 compared to 178,000 at June 30, 1996 (160,700 and 143,900 at September 30, 1995 and June 30,
1995, respectively).

         On a "same system" basis (comparing systems that were operational for all of each of the three-month periods ended September 30, 1995 and 1996), service revenues increased $909,000, or 7.3%, to $13.4 million, as compared to $12.5 million for the three-month period ended September 30, 1995. Same systems during this period totaled 30 systems. The average number of same-system subscribers increased approximately 8.0% during the three months ended September 30, 1996, as compared to the same period of 1995.

         Installation revenues for the three months ended September 30, 1996 totaled $325,000, compared to $368,000 during the same period of 1995. The net decrease in installation revenues of $43,000, or 11.7%, resulted from fewer installations being performed, net of less discounting of installation rates. Installation rates vary widely by system based upon competitive conditions. The Company occasionally reduces installation charges as part of selected promotional campaigns. The number of installations completed during the three months ended September 30, 1996 decreased approximately 29.4% as compared to the same period during 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Operating expenses, principally programming, site costs and other direct expenses, aggregated $8.6 million (or 55.8% of total revenues) during the three months ended September 30, 1996, compared to $6.7 million (or 51.3% of total revenues) during the same period of 1995. The increase of $1.9 million was primarily the result of additional systems and subscribers as well as increased programming costs for additions to channel line-ups and increased pay-per-view offerings in various systems.

         Marketing and selling expenses totaled $2.1 million (or 13.5% of total revenues) during the three months ended September 30, 1996, compared to $2.6 million (or 19.7% of total revenues) during the same period of 1995. The decrease in such expenses of $477,000 resulted from decreased marketing activity, net of marketing expenses associated with the addition of new systems. During the three-month period ended September 30, 1996, general and administrative expenses totaled $4.6 million (or 30.0% of total revenues), a $589,000 increase over the same period of 1995 ($4.1 million or 31.2% of total revenues). This increase also resulted from the addition of new systems.

         The Company's loss from operations was $11.4 million during the three-month period ended September 30, 1996, compared to $8.2 million during the same period of 1995. The increase in the loss from operations of $3.2 million resulted primarily from increased depreciation and amortization expense. Depreciation and amortization expense (principally depreciation of property and equipment and amortization of deferred license and leased license acquisition costs, goodwill and covenants not-to-compete) increased $3.6 million due to increases in deferred license costs, goodwill and subscriber equipment resulting from the acquisition and addition of new systems and the addition of equipment installed in new subscribers' homes.

         Interest expense increased $2.6 million during the quarter ended September 30, 1996 to $9.6 million, as compared to $7.0 million during the same period of 1995. The increase in interest expense primarily resulted from noncash interest charges associated with the Company's 14.5% Senior Discount Notes due 2005 (the "2005 Notes") issued in connection with the Company's August 1995 units offering (the "1995 Units Offering") and the Company's Senior Discount Notes due 2004 (the "2004 Notes") issued in connection with the Company's June 1994 units offering (the "1994 Units Offering"). Interest expense associated with the 2004 Notes also increased due to an increase in the interest rate on the 2004 Notes from 12.5% to 14.5% effected in conjunction with the 1995 Units Offering. Earnings before interest, taxes, depreciation and amortization totaled $96,000 for the three months ended September 30, 1996 (including $389,000 attributable to the ATI Systems), as compared to a loss before interest, taxes, depreciation, and amortization of $294,000 during the same period of 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Service revenues increased $12.8 million, or 39.4%, during the nine months ended September 30, 1996 to $45.3 million, as compared to $32.5 million during the same period of 1995. This increase resulted primarily from the addition of new subscribers. Subscriber increases resulted primarily from the 1995 acquisitions of the Medford, Sheridan, Fresno, Visalia, Merced, Redding, Las Vegas and Rapid City systems and the completion of construction and commencement of operation of systems in Ft. Collins, Greeley, Yuba City and Lincoln during 1995 and Anchorage and Portland during 1996. Service price increases contributed only a small portion of the aggregate increase in service revenues. The number of subscribers to the Company's wireless cable systems increased to 179,500 at September 30, 1996 compared to 173,700 at December 31, 1995 (160,700 and 106,500 at September 30, 1995 and December 31, 1994,
respectively).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         On a "same system" basis (comparing systems that were operational for all of each of the nine-month periods ended September 30, 1995 and 1996), service revenues increased $5.7 million, or 19.7%, to $34.9 million for the nine months ended September 30, 1996, as compared to $29.2 million for the nine-month period ended September 30, 1995. Same systems during this period totaled 25 systems. The average number of subscribers in these systems increased approximately 16.8% during the nine months ended September 30, 1996, as compared to the same period of 1995.

         Installation revenues for the nine months ended September 30, 1996 totaled $1.0 million compared to $947,000 during the same period of 1995. The net increase in installation revenues of $59,000, or 6.2%, resulted from less discounting of installation rates, net of the impact of fewer installations being performed. The number of installations completed during the nine months ended September 30, 1996 decreased approximately 12.6% as compared to the same period during 1995.

         Operating expenses, principally programming, site costs and other direct expenses, aggregated $26.0 million (or 56.2% of total revenues) during the nine months ended September 30, 1996, compared to $17.1 million (or 51.0% of total revenues) during the same period of 1995. The increase of $8.9 million was primarily the result of additional systems and subscribers as well as increased programming costs for additions to channel line-ups and increased pay-per-view offerings in various systems.

          Marketing and selling expenses totaled $6.4 million (or 13.9% of total revenues) during the nine months ended September 30, 1996, compared to $6.1 million (or 18.2% of total revenues) during the same period of 1995. The increase in such expenses of $375,000 resulted from the addition of new systems, net of decreased marketing activity. During the nine-month period ended September 30, 1996, general and administrative expenses totaled $14.2 million (or 30.6% of total revenues), a $2.7 million increase over the same period of 1995 ($11.5 million or 34.4% of total revenues). This increase also resulted from the addition of new systems.

         The Company's loss from operations was $31.9 million during the nine-month period ended September 30, 1996, compared to $21.0 million during the same period of 1995. The increase in the loss from operations of $10.9 million resulted primarily from increased depreciation and amortization expense. Depreciation and amortization expense (principally depreciation of property and equipment and amortization of deferred license and leased license acquisition costs, goodwill and covenants not-to-compete) increased $11.7 million due to increases in deferred license costs, goodwill and subscriber equipment resulting from the acquisition and addition of new systems and the addition of equipment installed in new subscribers' homes.

         Interest expense increased $12.0 million during the quarter ended September 30, 1996 to $27.5 million, as compared to $15.5 million during the same period of 1995. The increase in interest expense primarily resulted from noncash interest charges associated with the 2005 Notes issued in connection with 1995 Units Offering and the 2004 Notes issued in connection with the 1994 Units Offering. Interest expense associated with the 2004 Notes also increased due to an increase in the interest rate on the 2004 Notes from 12.5% to 14.5%, effected in conjunction with the 1995 Units Offering. The loss before interest, taxes, depreciation and amortization totaled $321,000 for the nine months ended September 30, 1996, as compared to $1.2 million during the same period of 1995. During the nine months ended September 30, 1996, the ATI Systems generated earnings before interest, taxes, depreciation and amortization totaling approximately $1.3 million.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 12, 1996, Videotron (Bay Area) Inc. filed a complaint against American Telecasting, Inc. ("ATI") in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint alleges that ATI has caused certain entities from which ATI leases channels and airtime for its Bradenton and Lakeland, Florida wireless cable markets (the "ATI Lessors") to actively oppose Videotron's FCC applications to increase broadcast power in Videotron's Tampa, Florida wireless cable system (the "Tampa market") in violation of a Non-Interference Agreement between Videotron and ATI (the "Non-Interference Agreement"). The Complaint seeks injunctive relief directing ATI to perform all acts, services and undertakings required under the Non-Interference Agreement, including but not limited to using reasonable best efforts to cause the ATI Lessors not to object to Videotron's attempt to increase broadcast power in the Tampa market and to enter into certain non-interference agreements with respect thereto. In the alternative, the Complaint seeks damages for breach of the Non-Interference Agreement (in an unspecified amount but exceeding $15,000). Recently, in responding to written interrogatories, Videotron estimated its damages to be approximately $113.5 million. Although the ultimate outcome of this litigation cannot be predicted at this time, management of ATI believes, based upon its review of the Complaint and after consultation with counsel, that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

         As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Company is a named defendant in a lawsuit filed by Fresno Telsat, Inc. ("FTI") in the Superior Court of the State of California for the County of Monterey (the "FTI Proceeding"). On August 28, 1996, ATI filed a Cross-Complaint (the "Cross Complaint") against FTI and certain of its officers and directors (the "Cross-Defendants"). The Cross-Complaint alleges that the Cross-Defendants have engaged in a violation of Section 26-1-8-401 of the Indiana Code, conversion, conspiracy, and breach of trust by failing to acknowledge and record ATI's ownership of shares of FTI's capital stock purchased by ATI from a former shareholder of FTI, and continuing to represent that FTI qualifies for Subchapter S status under the Internal Revenue Code. The Crossclaim seeks specific performance of the transfer of shares to ATI, compensatory damages, punitive damages, an injunction against any further actions by the Cross-Defendants in breach of trust or with the effect of dissipating and diverting the property and assets of FTI, and the appointment of a receiver to handle the affairs of FTI during the pendency of the FTI proceeding. Discovery is ongoing in the FTI Proceeding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Stock Purchase Agreement dated as of August 6, 1996 by and among American Telecasting, Inc., Museum Assets Ltd., and Ashline, Ltd.

         10.2 Stock Purchase Agreement dated as of October 25, 1996 by and among American Telecasting, Inc. Wartone Property Holdings Ltd., Haletko Ltd., and Tarian Properties Ltd.

         27    Financial Data Schedule

(b)      Reports on Form 8-K.

         The following reports on Form 8-K were filed during the quarter ended September 30, 1996:

         (i) Current Report on Form 8-K dated July 29, 1996 to report, under Item 5, that the Company had entered into a non-binding letter intent with CS Wireless Systems, Inc. to exchange certain wireless cable assets.

         (ii) Current Report on Form 8-K dated August 7, 1996 to report, under Item 5, that the Company had completed a private placement of 100,000 shares of a newly created series of its preferred stock, designated as "Series B Convertible Preferred Stock," to two investors in exchange for $10.0 million in cash.

         (iii) Current Report on Form 8-K dated August 7, 1996 to report, under Item 5, that effective as of August 7, 1996, William J. Blake resigned from the Board of
               Directors of American Telecasting, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMERICAN TELECASTING, INC.




Date:   November 7, 1996            By:/s/    David K. Sentman
      --------------------                -----------------------
                                           David K. Sentman
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date:   November 7, 1996            By:/s/    John R. Hager
      --------------------                -----------------------
                                           John R. Hager
                                           Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit                          Description
-------                          -----------

10.1     Stock Purchase Agreement dated as of August 6, 1996 by and among
         American Telecasting, Inc., Museum Assets Ltd., and Ashline, Ltd.

10.2 Stock Purchase Agreement dated as of October 25, 1996 by and among American Telecasting, Inc., Wartone Property Holdings
         Ltd., Haletko Ltd., and Tarian Properties Ltd.

 27      Financial Data Schedule