Form 10-K
period 1996-12-31
AMERICAN TELECASTING INC/DE/
filed 1997-03-27
CIK 913271

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
               FISCAL YEAR ENDED DECEMBER 31, 1996 [FEE REQUIRED]

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM       TO       [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-23008

                           AMERICAN TELECASTING, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      54-1486988
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
                or organization)
      5575 TECH CENTER DRIVE, SUITE 300
          COLORADO SPRINGS, COLORADO                               80919
   (Address of principal executive offices)                      (Zip Code)

         REGISTRANT'S PHONE NUMBER, INCLUDING AREA CODE: (719) 260-5533

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Class A Common Stock, $0.01 Par Value

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SEC. 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     As of March 11, 1997, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $59.3 million based upon the closing price of the Class A Common Stock as reported on Nasdaq as of the close of business on that date.

     As of March 11, 1997, 25,743,607 shares of the registrant's Class A Common Stock were outstanding.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated into this Form 10-K by reference:

     Proxy Statement for Annual Meeting of Stockholders to be held on April 24, 1997 Part III
                             ---------------------

* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; unavailability of digital compression technology and equipment at reasonable prices; the Company's inability to incorporate digital compression technology into certain of its subscription television systems in a cost efficient manner; the Company's inability to develop and implement new services such as high-speed Internet access and telephony; the Company's inability to obtain the necessary authorizations from the Federal Communications Commission ("FCC") for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; a failure by the Company to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

GENERAL

     American Telecasting, Inc. ("ATI" or the "Company") was formed in 1988 to develop wireless cable television systems in mid-sized markets throughout the United States. As of December 31, 1996, the Company provided subscription television service to approximately 179,800 subscribers through 38 operational wireless cable systems located in selected U.S. markets (the "Developed Markets"). The Company also has significant wireless cable (microwave) frequency interests in 16 other U.S. markets (the "Undeveloped Markets" and together with the Developed Markets, the "Markets"). As of December 31, 1996, the Company had approximately 12.0 million Estimated Households in Service Area in its Markets, although some of these households will be "shadowed" and unable to receive the services offered by the Company due to certain characteristics of the particular market, such as transmitter height and transmission power, terrain and foliage ("Line-of-Sight Constraints"). See "-- Markets".

     Wireless cable systems use microwave frequencies licensed by the FCC to transmit signals over the air from a transmission tower to a microwave receiver installed at the customer's home or business. Wireless cable systems transmit signals over coverage areas of approximately 20 to 40 miles from their central transmission point, although increases in transmission power and other factors may expand the coverage area of a system to approximately 40 to 50 miles from the central transmission point. Because microwave signals are transmitted over the air, wireless cable technology does not require the large networks of cable and amplifiers utilized by franchise cable operators to deliver services. Thus, wireless cable technology has been developed as a reliable, yet relatively low cost medium to provide service to customers in single family homes, multiple dwelling units and commercial properties.

     The Company was incorporated in Delaware in December 1988 and has its principal executive offices at 5575 Tech Center Drive, Suite 300, Colorado Springs, Colorado 80919. The Company's telephone number is (719) 260-5533. The Company operates its business through its subsidiaries. Except as otherwise indicated, references in this Report to "ATI" or the "Company" refer to American Telecasting, Inc. and its subsidiaries collectively.

BUSINESS STRATEGY

     Since inception, the Company has focused principally on developing wireless cable systems to provide multiple channel television programming similar to that offered by franchise cable companies. The Company's primary strategy has been to develop systems in mid-sized markets where terrain and other conditions are well suited to wireless cable service. To attract subscribers in these markets, the Company has sought to exploit the cost advantage that wireless cable has over other subscription television services by offering the most popular programming (including "basic" channels such as ESPN, CNN, USA Network, Nickelodeon, Discovery, regional sports channels, MTV, local broadcast channels, and one to three "premium" channels such as Home Box Office, Showtime and The Disney Channel) at affordable prices and by emphasizing a strong commitment to customer service. In developing and implementing its business strategy, the Company also has sought to maintain the flexibility to adapt to new technologies such as digital compression and interactive services.

     During 1996, the Company's business strategy evolved to adapt to the significant regulatory and technological changes that have occurred recently in the telecommunications industry and to the Company's capital constraints. See "-- Regulation" and "-- Competition." Since early 1996 the Company has taken certain actions aimed at reducing its costs and conserving its capital, including reductions in the size of the Company's workforce and decreases in capital expenditures and discretionary expenses. Management now believes that the most promising use of the Company's wireless assets may be to provide a variety of digital wireless services, instead of the traditional analog-based technology utilized by the Company to date. Such digital wireless services could include digital video (i.e., subscription television), high-speed Internet access, and telephony services. A successful deployment of such services might include the full bundle of broad band (i.e., video and high-speed Internet) and narrow band (i.e., telephony) services.

  Digital Video Service

     Digital video is capable of delivering a significantly expanded number of high quality channels of compressed video programming services, including off-air programming. Digital compression allows the capacity of each wireless cable channel to increase by four to ten times. The first fully operational commercial microwave digital video system in North America was launched in Canada in late 1996. To date, no wireless cable operator has commercially introduced digital video compression technology in the United States, although a number of wireless cable operators, including the Company, have successfully tested such technology in their systems and have announced various plans for commercial deployment. While management believes that the Company is generally prepared for the introduction of digital video compression in certain of its markets, the purchase of digital video compression transmission and receiving equipment would involve substantial capital expenditures, which the Company is not in a position to make at this time. In addition, although the FCC generally authorized the use of digital technologies in 1996, further specific authorizations must be obtained from the FCC and affected FCC licensees and applicants on a market-by-market basis in order for the Company to begin offering digital video service. See "-- Regulation." To the extent that the Company is able to implement digital compression technology in any of its markets, management anticipates that this expanded channel capacity will increase the Company's opportunities to compete with other providers of video services. In addition, the application of digital compression may result in the availability of channel capacity for other services, as described below.

  High-Speed Internet Access Service

     The Company is working to deploy high-capacity, high-speed Internet access service in certain of its markets. During 1996, the Company, along with other industry participants, successfully tested a two-way wireless Internet technology at the Company's Lakeland, Florida system using existing transmission and reception equipment. This test confirmed that wireless cable frequencies are capable of delivering two-way Internet access at speeds that are significantly faster than speeds commonly available using conventional telephone lines. However, before the Company may begin offering two-way Internet access on a commercial basis, it must secure certain regulatory approvals from the FCC. The Company, together with other wireless cable operators, petitioned the FCC in March 1997 to expand its digital authorizations to permit two-way transmission. See "-- Regulation."

     Prior to any two-way authorization, the Company intends to deploy an asymmetrical (i.e., one-way) high-speed Internet access service in its Colorado Springs, Colorado system during the second quarter of 1997.

This technology utilizes a high-speed wireless cable modem for downstream Internet access, while relying on a telephone line for upstream Internet access. The Company's plan in deploying a one-way high-speed Internet service in Colorado Springs is to establish the commercial viability of its service by confirming the reliability and performance of the technologies involved and exploring the level of customer demand for such service. Based upon the Company's experience in Colorado Springs, available capital and other factors, it will consider a broader deployment of commercial Internet services in other markets.

  Telephony Service

     The Company is considering using its wireless spectrum to deliver telephony services. Although the development of such telephony services is in its early stages, management believes that the Company's wireless spectrum may be capable of providing "local loop" telephone service in the future.

     While the Company intends to continue its development efforts with respect to local loop telephone service, the introduction of such service in any of the Company's markets would involve substantial capital expenditures, which the Company is not in a position to make at this time. The Company's ability to commence delivery of wireless local loop service will also depend upon successful development of wireless local loop technology and equipment and the availability of appropriate transmission and reception equipment on satisfactory terms. Regulatory approvals and changes, especially routine two-way licensing of the radio spectrum used by the Company, also would be required before the Company could commercially introduce local loop telephone service. See
"-- Regulation."

CERTAIN REQUIREMENTS AND UNCERTAINTIES

     While the Company has begun planning and testing of the digital wireless services described above, it has not yet introduced any of these services. The Company's ability to introduce these services on a commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company), the level of consumer demand for such services, the availability of appropriate transmission and reception equipment on satisfactory terms, and the Company's ability to obtain the necessary regulatory changes and approvals. The Company expects that the market for any such additional services will be extremely competitive. See "-- Competition."

     There can be no assurance that sufficient capital will be available on terms satisfactory to the Company, or at all, to fund the introduction of such digital wireless services, that the Company's development efforts will be successful, that the Company will be able to obtain the necessary regulatory approvals and changes to commercially introduce such services, that there will be sufficient customer demand for such services to justify the cost of their introduction in any of the Company's markets, or that the Company will be successful in competing against existing or new competitors in the market for such digital wireless services.

     The Company will require significant additional capital to fully implement its digital strategy. To meet such capital requirements, the Company is pursuing opportunities to enter into strategic relationships or transactions with other providers of telecommunications services. These relationships could provide the Company with access to technologies, products, capital and infrastructure. Such relationships or transactions could involve, among other things, joint ventures, sales or exchanges of stock or assets, or loans to or investments in the Company by strategic partners. As of the date of this Report, except for the BellSouth Agreement (as defined herein), the Company has not reached any agreements or understandings with respect to such strategic relationships or transactions and there can be no assurance that any such agreements or understandings will be reached.

     During 1997, the Company intends to continue to operate its Developed Markets principally as an analog wireless cable business. However, because of its current financial condition and its revised business strategy, the Company does not plan to make the capital expenditures necessary to add enough new subscribers to replace those subscribers that choose to stop receiving the Company's service. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Moreover, at this time, the Company does not generally intend to further develop any of its Undeveloped Markets using analog technology. Thus, the

Company anticipates that its analog customer base will decrease somewhat during 1997. As the Company's analog subscriber base decreases, its revenues are expected to decrease unless and until it is able to successfully introduce other revenue-producing wireless services, such as those described above.

RECENT DEVELOPMENT

     On March 18, 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless Corporation ("BellSouth Wireless") providing for the sale of all of the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southeastern Assets") to BellSouth Wireless (the "BellSouth Transaction"). The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach, and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Bradenton, Naples, Sebring and Miami, Florida. As of December 31, 1996, the Southeastern Assets represented approximately 2.6 million Estimated Households in Service Area and served over 35,000 subscribers.

     Pursuant to the BellSouth Agreement, the purchase price for all of the Southeastern Assets will range from $67.9 million to $103.2 million, depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless. A first closing is expected to occur when all necessary third party and governmental consents to the assignment of a minimum number of channel positions in Orlando, Jacksonville, Daytona Beach, Ft. Myers, Miami, Lakeland, Bradenton and Louisville have been obtained, which the Company expects will occur prior to the end of the fourth quarter of 1997. The remainder of the Southeastern Assets will be sold upon the satisfaction of certain closing conditions that are specific to the markets involved, but in no event later than two years after the date of the first closing.

     The BellSouth Agreement grants BellSouth Wireless a right of first refusal in the event of a proposed sale by the Company of any wireless cable channel rights that the Company owns or subsequently develops in Florida, Georgia, Alabama, Mississippi, Louisiana, Kentucky, Tennessee, North Carolina or South Carolina. The BellSouth Agreement also contains a covenant not-to-compete that prohibits the Company from competing with BellSouth Wireless in the video distribution business in the Florida and Louisville, Kentucky BTAs (as defined herein) for a period of five years from the closing date.

     The BellSouth Agreement contains customary conditions to closing, including the expiration of applicable waiting periods under the federal antitrust laws and the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that the BellSouth Transaction will be consummated.

     The Company also has granted to BellSouth Wireless an option to purchase for $9.0 million the Company's wireless cable channel rights in Yuba City, California and the Company's Yuba City and Sacramento, California BTA authorizations. The option can be exercised by BellSouth Wireless at any time within 18 months after the date of the BellSouth Agreement.

SUBSCRIPTION TELEVISION INDUSTRY

     The subscription television industry began in the late 1940's and 1950's to serve the needs of residents in predominantly rural areas with limited access to local off-air VHF/UHF broadcasts. The industry expanded to metropolitan areas due to, among other things, the fact that subscription television offered better reception and more programming. Currently, subscription television systems offer various types of programming, which generally include basic service, expanded basic service, premium service, and, in some instances, pay-per-view service.

     A subscription television customer generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from one area to another and is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the subscription television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to customers, with discounts generally available to customers receiving multiple premium services. Monthly service fees for basic, expanded basic, and premium services constitute the major source of revenue for subscription television systems. Customers normally are free to discontinue service at any time. Converter rentals, remote control rentals, installation charges and reconnect charges are also included in a subscription television system's revenues, but generally are not a significant component of such revenues.

TRADITIONAL HARDWIRE CABLE TECHNOLOGY

     Most subscription television systems are franchise (hardwire) cable systems that currently use a coaxial cable to transmit television signals. Traditional hardwire cable operators receive, at a headend, signals for programming services, such as CBS, NBC, ABC, FOX, HBO, Cinemax and CNN, which have been transmitted to them by a broadcast or satellite transmission. A headend consists of signal reception equipment and decryption, retransmission, encoding and related equipment. The operator then delivers the signal from the headend to customers via a distribution network consisting of coaxial cable, amplifiers and other components ("Cable Plant"). As a direct result of the use of Cable Plant to deliver signals throughout a service area, traditional hardwire cable systems are susceptible to signal problems. Signals can only be transmitted via coaxial cable a relatively short distance without amplification. Each time a television signal passes through an amplifier, some measure of noise is added. A series of amplifiers between the headend and the viewing customer leads to progressively greater noise, and thus a grainier picture for some viewers. Also, an amplifier must be properly balanced or the signal may be improperly amplified. Failure of any one amplifier in the chain of Cable Plant will black out the system transmission signal from that point on. Regular system maintenance is required due to water ingress, temperature changes, and other equipment problems, all of which may affect the quality of signals delivered to customers. Some franchise cable operators have begun installing fiber optic networks which will substantially reduce the transmission and reception problems currently experienced by traditional franchise cable systems and expand channel capacity of their systems. The installation of such networks will require a substantial investment by franchise cable operators.

WIRELESS CABLE TECHNOLOGY

     The wireless cable industry was made commercially possible in 1983 when the FCC reallocated a portion of the electromagnetic radio spectrum located between 2500 and 2700 MHz and permitted this spectrum to be used for commercial purposes. At that time, the FCC also modified its rules on the usage of the remaining portion of such spectrum. Nevertheless, regulatory and other obstacles impeded the growth of the wireless cable industry through the remainder of the 1980s. For example, before the 1992 Cable Act (as defined herein) became effective, a continued supply of programming from cable controlled programmers was not assured. The factors contributing to the growth of wireless cable systems since that time include: (i) regulatory reforms by the FCC to facilitate competition for franchise cable operators; (ii) increased availability of programming for wireless cable systems; (iii) consumer demand for an alternative to traditional franchise cable; (iv) increasing accumulation by wireless cable operators of a sufficient number of channels in each market to create a competitive product; and (v) increased availability of capital to wireless cable operators in the public and private markets.

     Like a traditional franchise cable system, a wireless cable system receives programming at a headend. Unlike a traditional franchise cable system, however, the programming is then retransmitted by a microwave transmitter from an antenna located on a tower associated with the headend to a small microwave receiver located at the customer's premises. At the customer's location, the signals are converted to frequencies that can pass through conventional coaxial cable into a descrambling converter located on top of a television set. Wireless cable requires a clear line-of-sight because the microwave frequencies used will not pass through dense foliage, hills, buildings, or other obstructions. Some of these obstructions can be overcome with the use of signal repeaters, which retransmit an otherwise blocked signal over a limited area. Since wireless cable systems do not require extensive Cable Plant, wireless cable operators are capable of providing customers with a high-quality picture with few transmission disruptions at a significantly lower system capital cost per installed customer than traditional hardwire cable systems.

REGULATION

     The subscription television industry is highly regulated. Wireless cable companies are subject to both federal and local regulation, as described below.

  Federal Communications Commission

     The FCC has authorized access for wireless cable service to a series of channel groups, consisting of certain channel groups specifically allocated for wireless cable ("MDS"), and other channels originally authorized for educational purposes ("ITFS"), although excess capacity can be leased from ITFS licensees by wireless cable providers. Currently, up to 33 total channels are potentially available for licensing, lease or purchase by wireless cable companies in each market. Up to 13 channels in any given market typically can be owned by commercial operators for full-time usage without programming restrictions. The remaining 20 channels in a given market generally are allocated for ITFS use. FCC rules generally prohibit the ownership or leasing of MDS and ITFS authorizations by cable companies if the MDS facility is located within 35 miles, or the ITFS facility is located within 20 miles, of the cable company's franchise or service areas. Pursuant to the 1996 Act, the cable-MDS rule does not apply to a cable operator in a franchise area in which the operator is subject to effective competition.

     Authorizations have been issued, or are currently pending, for the majority of MDS wireless cable licenses in most major U.S. markets, and, as discussed below, under the current regulatory structure, only holders of a BTA authorization may apply for available MDS frequencies within the BTA. In a number of markets, certain ITFS frequencies are still available. However, except as noted below, eligibility for ownership of ITFS licenses is limited to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students and non-profit organizations whose purposes are educational and include providing educational and instructional television material to such accredited institutions and governmental organizations ("qualified ITFS educational entities"). Non-local applicants must demonstrate that they have arranged with local educational entities to provide them with programming and that they have established a local programming committee.

     On July 10, 1996, the FCC adopted an Order in which it authorized the interim use of certain digital compression technologies for the provision of video, voice and data services over MDS and ITFS frequencies. Such technology may be utilized by a wireless cable operator or an MDS or ITFS licensee, after applying for, and being granted, such an authorization by the FCC. The Company has filed, and will continue to file, applications for digital authorizations in many of its markets. The FCC has begun granting digital authorizations. Upon receiving a digital authorization, a licensee also may transmit one-way downstream Internet service. The Company, along with other wireless cable industry companies, petitioned the FCC in March 1997 to expand its digital authorizations to permit the grant of applications for two-way transmission of interactive services over MDS and ITFS frequencies. The petition proposes rule changes necessary for the FCC to routinely grant wireless cable companies the right to implement two-way wireless services without licensing delays. There can be no assurance that the petition will be granted, or if granted, that the Company will be able to develop commercially successful products using two-way transmission.

     FCC rules require ITFS operators to transmit a minimum amount of educational programming per channel per week. If the educational programming minimums are met, remaining airtime can be leased to wireless cable operators for profit and used to transmit non-educational programming. ITFS licensees are now entitled to meet their minimum educational programming requirements for all licensed channels using only one channel via "channel loading," if desired.

     Beginning in November 1995, the FCC auctioned all available MDS rights on the basis of Basic Trading Areas ("BTAs"), with one such authorization available per BTA. The winning bidder acquired the right to apply to operate one or more MDS stations within the BTA, as long as its station proposals complied with the FCC's interference requirements and other rules. With regard to commercial ITFS channels, only the BTA license holder may apply for available authorizations within the BTA. A BTA licensee has a five-year build-out period within which to expand or initiate new service within its BTA. It may sell, trade or otherwise alienate all or part of its rights in the BTA and may also partition its BTA along geopolitical boundaries and contract with eligible parties to allow them to apply for MDS authorizations within the partitioned area, and conversely, acquire such rights from other BTA licensees. The license term for each station authorized under these BTA procedures is ten years, commencing on the date that the FCC announced that the auction for the BTA had closed.

     The Company was the winning bidder in 59 BTAs and, as of December 31, 1996, had been issued MDS authorizations in 55 of its BTAs. The Company has filed applications for MDS licenses in the other four BTAs in which it was the winning bidder. The FCC must approve these applications before the MDS authorizations will be issued. Competing applications cannot be filed but the FCC will consider petitions to deny the Company's applications. There can be no assurance that the FCC will approve the Company's remaining applications. As long as the Company continues to hold the BTA rights in any given market, other entities seeking new licenses or certain modifications to existing licenses within such market must seek approval from the Company, as the BTA owner. Similarly, to the extent the Company wishes to obtain new licenses or certain modifications to its existing licenses in markets in which it was not the BTA winner, it will be required to negotiate with the BTA owner for approval of such licenses or modifications.

     Certain of the Company's MDS applications were filed prior to adoption of the BTA rules. Once such MDS applications are processed by the FCC and the Company resolves any deficiencies identified by the FCC, a conditional license is expected to be issued, allowing construction of the station to commence. Construction of such stations generally must be completed within one year after the date of grant of the conditional license. ITFS authorization holders generally have 18 months within which to construct the station. All ITFS licenses have terms of ten years and most current non-BTA MDS licenses will expire on May 1, 2001. The FCC's standards for renewal of MDS and ITFS licenses are similar to those for other FCC licenses. Licenses also may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale for profit of an MDS authorization not obtained by auction or of a controlling interest in the licensee of such a facility prior to construction of the station or, in certain instances, prior to the completion of one year of operation. The FCC, however, does permit the leasing of 100% of an MDS licensee's spectrum capacity to a third party and the granting of options to purchase a controlling interest in an authorization once the required time period has lapsed.

     The Company is also subject to various FCC regulatory limitations relating to ownership and control. The Communications Act and FCC rules require the FCC's approval before a license may be assigned or control of the holder of a license may be transferred. Moreover, the Act provides that certain types of licenses, including those for MDS stations, may not be held directly by corporations of which non-U.S. citizens or entities ("Aliens") own of record or vote more than 20% of the capital stock. In situations in which such an FCC license is directly or indirectly controlled by another corporation, Aliens may own of record or vote no more than 25% of the controlling corporation's capital stock.

     In light of these restrictions, ATI amended its certificate of incorporation in April 1995 to require that all of its officers and directors be U.S. citizens and to empower the Board of Directors to redeem ATI's outstanding capital stock to the extent necessary to protect the loss or secure the reinstatement of any license or franchise from any governmental agency if a situation arises whereby more than the permitted percentage of outstanding capital stock of ATI is owned or voted by Aliens. Moreover, the amendments adopted in April 1995 provide that, in such circumstances, no transfers of shares may be made to Aliens and shares causing ATI to exceed the statutory limit may neither be voted, receive dividends, nor be entitled to any other rights, until transferred to U.S. citizens.

  Telecommunications Act of 1996

     On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") became law. Among other things, the 1996 Act eliminates the cable/telephone cross-ownership restriction, allowing a telephone company the option of providing video programming within its telephone service area over a cable system or a video platform. Conversely, cable companies are now permitted to provide telephone service. The 1996 Act also limits, and in some cases eliminates, FCC regulation of cable rates established by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), depending upon the size of the cable system and whether the system is subject to effective competition and the nature of the rate. Specifically, regulation of upper tier rates is scheduled to end March 31, 1999. Moreover, small cable operators and systems subject to effective competition are now exempt from rate regulation as a result of the 1996 Act. The 1996 Act also vests the FCC with exclusive jurisdiction over the provision of DBS (as defined herein) service and preempts the authority of local authorities to impose certain taxes on such services.

     While current FCC regulations are intended to promote the development of a competitive subscription cable television industry, there can be no assurance that these regulations will have a favorable impact on the Company. Changes in FCC policies or procedures could have a negative effect on the wireless cable industry as a whole and/or the Company in particular. In addition, the FCC's regulation of other spectrum could permit the operation of other wireless services to interfere with MDS and ITFS frequencies.

  Pending Legislation

     Legislation has been introduced in several states that would authorize state and local authorities to impose taxes on providers of subscription television programming, including wireless cable operators, based upon their gross receipts. Because the nature of any such legislation, if enacted, is unknown, the Company cannot predict what impact such legislation would have upon its operations.

  Other Forms of Regulation

     Federal law requires that all "cable companies," as defined by Section 602 of the Communications Act, obtain local or state franchises prior to constructing a subscription television distribution system. Because wireless cable systems deliver programming to subscribers by means of microwave facilities rather than through coaxial cable and are not specifically defined as "cable systems" in Section 602 of the Communications Act, the 1992 Cable Act, or in earlier statutes or FCC regulations, they have not been considered cable companies under FCC rules in this context. Accordingly, wireless cable companies generally are not required to obtain franchises and are generally not subject to state regulation by public utility or cable commissions.

     The Company's Lakeland system (which was acquired in September 1994) consists of a hybrid of wireless cable and franchise cable, the latter being utilized to serve areas that are not reached by the system's microwave signals or to distribute programming to limited areas, such as apartment buildings, housing subdivisions and mobile home parks. This system is deemed a "cable company" under the Communications Act and the FCC's rules promulgated thereunder. As such, this system is subject to regulation under some or all of the federal, state and local rules that govern traditional franchise cable operators.

     Similarly, the Company's subscription television assets in Cincinnati, Ohio include both wireless cable and SMATV facilities, the latter of which have been deemed by the FCC to constitute cable systems. By letter dated October 17, 1996, the FCC provided a temporary waiver of the cable/MDS cross-ownership rules to allow the common ownership and operation of these facilities, which will expire on November 5, 1997. By that date, the Company will be required to take all actions necessary to comply with these rules, including possible divestiture.

     Wireless cable operators also are subject to regulation by the Federal Aviation Administration and the FCC with respect to construction of transmission towers and certain local zoning regulations affecting construction of such towers and other facilities. Additional restrictions may also be imposed by local authorities, neighborhood associations and other similar organizations limiting the use of certain types of reception equipment used by the Company and its subscribers.

COMPETITION

     The subscription television industry is highly competitive. Currently, the Company's existing and potential competitors consist of a broad range of companies engaged in the communications and entertainment businesses, including cable operators, digital satellite program providers, television networks and home video products companies. To date, the Company has sought to differentiate itself from its competitors through lower priced, streamlined pricing plans, service guarantees, high-quality customer service and system performance, and local community involvement and support. In the future, the Company expects to face intense competition from numerous other companies offering video, audio and data products and services. Many of the Company's existing or potential competitors have substantially greater name recognition and financial, technical and human resources than the Company and may be better equipped to develop and operate systems providing subscription television service, high-speed Internet access and telephony services. The Company's principal existing and potential competitors are described below:

  Franchise Cable Systems

     Currently, the Company's principal competitors are franchise cable companies that own local franchises to operate their systems in the Company's markets. Cable television service is currently available to the vast majority of U.S. television households. In most instances, the franchise cable operators with which the Company competes serve more subscribers on both a local and national level. Franchise cable companies typically offer a larger selection of programming than the Company. The Company seeks to compete with franchise cable companies by offering the most widely demanded programming choices at lower prices, combined with high-quality customer service.

     The Company believes that a number of franchise cable operators will be required to significantly upgrade their coaxial systems to provide digital programming, which will involve a substantial investment of capital. Many cable television providers are already in the process of upgrading their systems and other cable operators have announced their intentions to make significant upgrades. A number of proposed technological improvements, when fully completed, will permit cable companies to increase channel capacity, thereby increasing programming alternatives, and to deliver a better quality signal without significant upgrades to their systems.

     Many of the largest cable systems in the United States have announced plans to offer data and telephony service through upgraded networks, and have entered into agreements with major telephony providers to further these efforts. In some cases, trials of data and telephony services are underway. In the event that these trials are successful, the cable operators who are capable of offering both data and telephony services will have a competitive advantage over wireless companies if consumers choose to receive both their cable and telephone service from the same operator.

  Direct Broadcast Satellite ("DBS")

     DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in the customer's yard.

     The cost of constructing and launching the satellites used to distribute DBS programming is substantial. When first introduced, DBS reception equipment for a single television set cost approximately $650 per customer, plus installation fees, service charges and off-air antenna installation, where applicable. Furthermore, each additional, independent outlet requires a separate descrambling device at additional cost to the subscriber. These prices have decreased as additional competitors have entered the DBS market. Recent promotions have offered DBS reception equipment for less than $150 (exclusive of installation and other charges) when the consumer agrees to prepay a one-year subscription fee. The Company's principal DBS competitors are described below.

     DirecTV, Inc. ("DirecTV"), which is substantially owned by GM-Hughes Electronics, successfully launched its first satellite in December 1993, its second satellite in August 1994, and a third satellite as an in-orbit spare in June 1995. The third satellite may also be operated by DirecTV to provide additional capacity. Each of DirecTV's satellites are high power satellites. As of December 31, 1996, according to trade publications, DirecTV served approximately 2.3 million subscribers. Recently, AT&T Corporation ("AT&T") and DirecTV entered into an exclusive agreement for AT&T to market and distribute DirecTV's DBS service and related equipment to AT&T's large customer base. As part of the agreement, AT&T made an initial investment of approximately $137.5 million to acquire 2.5% of the equity of DirecTV, with an option to increase its investment to up to 30% over five years. This agreement provides a significant base of potential customers for DirecTV's DBS systems and allows AT&T and DirecTV to offer customers a package of digital entertainment and communications services. AT&T and DirecTV have also announced plans to jointly develop new multimedia services for DirecTV under the agreement.

     United States Satellite Broadcasting Corporation ("USSB") owns and operates DBS spectrum on DirecTV's first satellite and offers a programming service separate from DirecTV's service. As of December 31, 1996, this programming service had over 25 channels of premium video programming not available from DirecTV. USSB's selection of programming services (and its use of transponders on the same satellite used by DirecTV, which enables subscribers to receive both DirecTV and USSB signals with a signal satellite receiver) allows it to be marketed as a complementary service to DirecTV, partially offsetting the competitive handicap caused by its relatively limited channel capacity. According to trade publications, as of December 31, 1996, approximately one-half of DirecTV's 2.3 million subscribers received USSB programming.

     PrimeStar Partners ("PrimeStar") currently offers medium power Ku-band programming service to customers using dishes approximately three feet in diameter. PrimeStar is owned by a group of franchise cable operators and provides service nationwide. According to trade publications, PrimeStar had approximately 1.6 million subscribers as of December 31, 1996.

     EchoStar Communications Corporation ("EchoStar") launched a high power satellite in December 1995, commenced national broadcasting of programming channels in March 1996 and, as of December 31, 1996, broadcasted approximately 150 channels of programming. EchoStar has announced plans to increase its program offering through the launch of two additional satellites (one in each of 1997 and 1998). As of December 31, 1996, EchoStar had approximately 350,000 subscribers, according to trade publications.

     During 1996, MCI Communications Corporation ("MCI") acquired high power DBS spectrum with the capacity to offer over 200 channels of digital video programming for $682.5 million in an FCC auction. Thereafter, MCI entered into a joint venture with The News Corporation ("News Corp") to build and launch a high power digital satellite system. On February 24, 1997, EchoStar and News Corp announced that News Corp had agreed to acquire a 50% ownership interest in EchoStar in exchange for aggregate consideration of approximately $1.0 billion (such consideration consisting of cash and certain DBS assets). The EchoStar/ News Corp alliance, which will do business using the "Sky" brand name, announced that it plans to provide approximately 500 channels of digital programming, including local broadcast signals, by the end of 1998 to a majority of the continental United States. As a result of its alliance with News Corp, EchoStar will have substantially greater financial and other resources than the Company and can be expected to increase the competition that the Company encounters in the overall market for subscription television customers.

  C-band Satellite Program Distributors

     The Company also competes with C-band satellite program distributors (also referred to as "backyard dish" or television receive only ("TVRO") systems). C-band systems have been popular (mostly in rural and semi-rural areas) since the late 1970s, and currently serve approximately 2.1 million subscribers in the aggregate, according to trade publications. The primary advantages of wireless cable systems over TVRO systems are lower equipment costs and broader availability of local programming. TVRO systems, on the other hand, enjoy the advantage of access to a wider variety of satellite programming and serve areas not served by franchise or wireless cable systems. A conventional TVRO antenna system costs in excess of $1,000 per subscriber, and subscribers are charged monthly fees for access to certain programming. TVRO systems typically cannot receive local off-air broadcast channels.

  Telephone Companies

     Certain regional and long distance telephone companies could become significant competitors of the Company in the future, as they have expressed an interest in becoming subscription television providers. The 1996 Act removes barriers to entry that previously inhibited telephone companies from competing, or made it more difficult for telephone companies to compete, in the provision of video programming and information services. Certain telephone companies have received authorization to test market video and other services in certain geographic areas using fiber optic cable and digital compression over existing telephone lines. Estimates for the timing of wide-scale deployment of such multichannel video service vary, as several telephone companies have pushed back originally announced deployment schedules.

     As more telephone companies begin to provide subscription television programming and other information and communications services to their customers, significant additional competition for subscribers is expected to develop. Among other things, telephone companies have an existing relationship with substantially every household in their service area, substantial financial resources and an existing infrastructure, and may be able to subsidize the delivery of programming through their position as the sole source of telephone service to the home.

  VHF/UHF Broadcasters

     Most areas of the United States are covered by traditional territorial over-the-air VHF/UHF broadcasters. Consumers can receive from three to ten channels of over-the-air programming in most markets. These stations provide local, network and syndicated programming free of charge, but each major market is generally limited in the number of programming channels. Congress is expected to consider the release of additional digital spectrum for use by VHF/UHF broadcasters in the delivery of high definition television services later in 1997.

  Private Cable

     Private cable is a multi-channel subscription television service where the programming is received by a satellite receiver and then transmitted via coaxial cable throughout private property, often multiple dwelling units ("MDUs"), without crossing public rights of way. Private cable operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. The FCC recently amended its rules to allow the provision of point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 GHz bandwidth. Private cable operators compete with the Company for exclusive rights of entry into MDUs.

  Local Multi-Point Distribution Service ("LMDS")

     On March 13, 1997, the FCC released service and competitive bidding rules for LMDS, which is located at 27.5 to 28.35 GHZ, 29.1 to 29.25 GHZ and 31.0 to
31.3 GHZ in the frequency band. There will be one 1150 MHz LMDS license and one 150 MHz LMDS license awarded for each BTA, for a total of 986 authorizations. There will be no restrictions on the number of licenses an entity may hold, but incumbent LECs and cable companies will not be able to obtain the 1150 MHz licenses in-region for three years. A simultaneous multiple round auction will be scheduled for later this year. Certain issues regarding geographic partitioning and spectrum disaggregation are the subject of a pending rulemaking. The rules for use of the spectrum are relatively broad, but it is expected that the spectrum will be used for multichannel video programming, telephony, video communications and data services, including two-way video communications.

  Wireless Communications Service ("WCS")

     On February 19, 1997, the FCC announced service and auction rules for WCS, which is located at about 2.3 GHz in the frequency band. There will be two 10 MHz WCS licenses for each of 52 major economic areas and two 5 MHz WCS licenses for each of 12 regional economic area groupings. A simultaneous, multiple-round electronic auction for the WCS licenses is expected to begin in April 1997. The rules for use of the spectrum are relatively broad. Since the licenses involve much less total spectrum than is available to other providers of subscription television service, such as the Company, in a typical market, it is unlikely that WCS license winners will be able to effectively compete with such subscription television providers. However, WCS license winners could increase competition in the data and wireless telephony businesses in the future. The Company has not determined the degree of participation, if any, it will have in the WCS auction.

MARKETS

     The Company operates under a decentralized management structure in order to maximize the Company's local presence in each market. Most of the Company's operational systems or system clusters are managed by a general or operations manager who reports directly to a regional manager. General and operations managers are responsible for the day-to-day operations of their respective systems. Each operating system is staffed with customer service and sales representatives and service technicians. Most non-executive employees of the Company have incentive compensation programs that are tied to service quality levels and sales goals. Pricing and programming decisions are made at the local level, subject to review by the Company's executive management. Each of the Company's analog wireless cable systems typically offers 15 to 25 basic cable channels, one to three premium channels, and one or two pay-per-view channels. Pay-per-view programming is offered only on an event-by-event basis in certain of the Company's markets.

     The following table sets forth, by region, certain information relating to the Company's Markets as of December 31, 1996:

                                                                                ESTIMATED
                                                        TOTAL    DEVELOPED     HOUSEHOLDS
                       REGION                          MARKETS    MARKETS    IN SERVICE AREA   SUBSCRIBERS
                       ------                          -------   ---------   ---------------   -----------
Rocky Mountain.......................................    11          9          2,045,000         63,200
Southeast............................................     8          5          2,134,000         35,500
Western..............................................    17         11          3,709,000         35,100
Upper Midwest........................................    10          7          1,008,000         14,700
Midwest..............................................     8          6          3,096,000         31,300
                                                         --         --         ----------        -------
                                                         54         38         11,992,000        179,800
                                                         ==         ==         ==========        =======

     Information regarding the Company's Markets as of December 31, 1996 is presented in the following table. "Estimated Households in Service Area" represents the approximate number of households within a 35 mile radius of the Company's tower sites, subject to certain downward adjustments for overlapping service areas. This information is based upon household estimates provided by Strategic Mapping, Inc. using data obtained from the Donnelley Marketing Inc. Residential Database. Some of these households will be "shadowed" and therefore unable to receive the Company's service due to Line-of-Sight Constraints. The percentage of Estimated Households in Service Area that the Company estimates may be shadowed due to Line-of-Sight Constraints generally ranges from 10% to 50% depending upon the market.

                            WIRELESS CABLE CHANNELS

                                                                             OWNED OR                   TOTAL EXPECTED
                                                                          LEASED CHANNELS               ANALOG CHANNELS
                                             ESTIMATED        OWNED         SUBJECT TO                    (INCLUDING
                                           HOUSEHOLDS IN    OR LEASED       PENDING FCC       TOTAL         OFF-AIR
                                           SERVICE AREA    FCC CHANNELS   APPLICATIONS(1)   MICROWAVE    CHANNELS)(2)
                                           -------------   ------------   ---------------   ---------   ---------------
ROCKY MOUNTAIN REGION
  Denver, CO.............................      689,000          29               4             33             41
  Oklahoma City, OK......................      391,000          28              --             28             37
  Little Rock, AR........................      231,000          30               1             31             37
  Wichita, KS............................      213,000          28               3             31             34
  Colorado Springs, CO(3)................      190,000          33               0             33             38
  Greeley, CO(3).........................      113,000          24               9             33             41
  Fort Collins, CO(3)....................       91,000          29               4             33             41
  Billings, MT...........................       52,000          28               4             32             35
  Pueblo, CO(3)..........................       49,000           8              24             32             37
  Alamoso, CO(3).........................       14,000          13               8             21             21
  Sheridan, WY...........................       12,000          23               4             27             30
                                            ----------
    Regional Total.......................    2,045,000
SOUTHEAST REGION
  Orlando, FL(3).........................      521,000          27              --             27             33
  Lakeland, FL(3)........................      305,000          30               3             33             41
  Jacksonville, FL(3)....................      373,000          19               3             22             29
  Daytona Beach, FL(3)...................      193,000          13               4             17             25
  Ft. Myers, FL(3).......................      175,000          20               8             28             33
  Bradenton, FL..........................      417,000           9               4             13             19
  Naples, FL.............................       99,000          18               5             23             27
  Sebring, FL............................       51,000          --              20             20             20
                                            ----------
    Regional Total.......................    2,134,000
WESTERN REGION
  Seattle, WA............................    1,254,000          13              --             13             23
  Portland, OR(3)........................      579,000          28              --             28             34
  Las Vegas, NV(3).......................      368,000          23               4             27             39
  Fresno, CA.............................      268,000          25              --             25             39
  Salem, OR(3)...........................      180,000          24               3             27             34
  Monterey/Salinas, CA(3)................      171,000          22               5             27             34
  Eugene, OR(3)..........................      124,000          26               3             29             32
  Visalia, CA............................      117,000          31               2             33             44
  Santa Barbara, CA......................      103,000           4               4              8             14
  Anchorage, AK..........................       99,000          25               4             29             36
  Yuba City, CA(3).......................       93,000          27              --             27             38
  Medford, OR(3).........................       92,000          33              --             33             33
  Redding, CA(3).........................       70,000          24               7             31             36
  Merced, CA.............................       69,000          17              16             33             38
  Bend, OR...............................       44,000          28               4             32             36
  Wenatchee, WA(3).......................       41,000           9              12             21             23
  Maui, HI(3)............................       37,000          28               3             31             37
                                            ----------
    Regional Total.......................    3,709,000
UPPER MIDWEST REGION
  Omaha, NE(3)...........................      299,000          13              16             29             33
  Green Bay, WI(3).......................      198,000          21               7             28             34
  Sheboygan, WI(3).......................      198,000          11              10             21             26
  Lincoln, NE(3).........................       50,000          32              --             32             39
  Fargo, ND(3)...........................       85,000          32              --             32             37
  Rapid City, SD.........................       46,000          30              --             30             35
  Grand Island, NE(3)....................       43,000          32              --             32             41
  Tecumseh, NE(3)........................       39,000          16               4             20             20
  Windom, MN(3)..........................       31,000          12              17             29             33
  Geneva, NE(3)..........................       19,000           8              --              8             15
                                            ----------
    Regional Total.......................    1,008,000
MIDWEST REGION
  Columbus, OH(3)........................      575,000          20               9             29             34
  Cincinnati, OH(3)......................      622,000           9               4             13             19
  Louisville, KY.........................      438,000          20               4             24             34
  Youngstown, OH(3)......................      431,000          31               2             33             37
  Toledo, OH.............................      351,000          32              --             32             40
  South Bend/Elkhart, IN(3)..............      292,000          27               4             31             36
  Lansing, MI(3).........................      224,000          15              17             32             38
  Jackson, MI(3).........................      163,000          17              13             30             34
                                            ----------
    Regional Total.......................    3,096,000
Total....................................   11,992,000
                                            ==========

---------------

(1) New station applications, petitions for reconsideration, and petitions for reinstatement are subject to approval by the FCC. The entities with which the Company has entered into leasing agreements have filed a series of applications for wireless cable channels. In many cases, the Company's applicant is the sole applicant. Due to the qualifications of the Company's applicants relative to competing filings, the Company expects that most of these applications will be approved by the FCC. However, there can be no assurance that these FCC applications will be approved.

(2) Represents total expected wireless channels (including channels not yet in service) plus local off-air broadcast channels which are generally available in the Company's broadcast signal area and which the Company does not expect to rebroadcast over its wireless cable channels.

(3) The Company is the BTA holder in this market. In certain cases, two or more of the Company's existing or target markets may be contained within a single BTA.

     In addition to the channel interests detailed above, the Company holds channel rights in a number of other U.S. markets. The Company may seek additional channel rights in these markets or sell or exchange the channel rights it already holds.

     Pursuant to an Investment Agreement dated January 19, 1991, between CFW Communications Company, a diversified publicly-traded telecommunications company based in Waynesboro, Virginia ("CFW") and ATI (which agreement provided for the purchase by CFW of 1,209,678 shares of ATI's Series A Convertible Preferred Stock), the Company is entitled to receive payments equal to 10% of the earnings (as defined in the agreement) of each wireless cable system developed by CFW in the Commonwealth of Virginia for a 15-year period after each respective system has achieved accumulated pre-tax income. In return, the Company is required to provide certain advisory services to CFW in connection with the development of such systems. CFW currently operates wireless cable systems in Richmond, Charlottesville and other cities within the Shenandoah Valley, and maintains certain wireless cable channel rights in Lynchburg and Winchester, Virginia.

ACQUISITIONS AND DIVESTITURES

     Since May 1993, the Company has acquired 22 operational wireless cable systems and wireless cable channel rights in 18 additional markets, and has sold two operational wireless cable systems and wireless cable channel rights in two additional markets. On March 18, 1997, the Company entered into the BellSouth Agreement, which provides for the sale of all of the Company's Southeastern Assets to BellSouth Wireless. The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Bradenton, Naples, Sebring and Miami, Florida. The purchase price for all of the Southeastern Assets will range from $67.9 million to $103.2 million, depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless. See "-- Recent Development". The BellSouth Agreement contains customary conditions to closing, including the expiration of applicable waiting periods under the federal antitrust laws and the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that the BellSouth Transaction will be consummated. The Company may in the future pursue other opportunities to sell or exchange certain of its wireless cable television assets. There can be no assurance that the Company will be successful in completing any such transactions.

PROGRAMMING

     The Company's analog wireless cable systems seek to offer popular programming at affordable prices. The Company selects its basic programming channels to appeal to a specific customer base and generally does not offer programming which appeals to small, specialized market segments. The Company's typical analog channel offering includes between 15 and 25 basic cable channels, one to three premium channels (typically HBO, Showtime or the Disney Channel) and one or two pay-per-view channels. Pay-per-view service is offered in certain markets only on an event-by-event basis. Specific programming packages vary according to particular market demand. Local off-air channels are received by the subscriber along with the Company's wireless channels, thereby adding, on average, four to eight channels to the number of basic channels offered and resulting in aggregate offerings currently ranging from 14 to 44 channels. Programming expenses typically equal approximately one-third of the Company's revenue and have been increasing relative to revenues. The Company could be adversely affected if it cannot increase subscriber rates, because of market pressures or otherwise, to offset increases in programming and other expenses.

SERVICE

     The Company's subscription television business emphasizes a strong commitment to high-quality customer service. This commitment is evidenced, in a number of the Company's Developed Markets, by seven-day-a-week, fixed-appointment-time installations; same-day response to service call requests; short telephone hold times; and extended office, telephone and technical service hours.

SALES AND MARKETING

     In marketing its subscription television service, the Company continues to target specific consumer segments which have demonstrated a propensity toward value-added choices and offers specific marketing programs based on local demand, general market characteristics, and customer surveys.

EQUIPMENT AND FACILITIES

     The Company's analog wireless cable systems utilize fully addressable subscriber equipment. In-home wireless subscriber equipment components used in the Company's systems are generally similar to those used in franchise cable systems. Subscriber equipment includes a microwave receiver, downconverter, set-top converter and remote control unit. The Company is not dependent upon any one supplier for its equipment needs.

LICENSES AND CHANNEL LEASES

     The Company generally does not hold FCC licenses for channels that it uses to broadcast programming; instead, it has acquired the right to broadcast under long-term leases with third party licensees. The average term of the Company's channel leases, including renewals at the Company's option, is more than ten years. Although the Company anticipates that it will continue to have access to a sufficient number of channels to operate a successful wireless cable system, if a significant number of the Company's channel leases are not renewed, a significant number of its pending FCC applications are not granted, or the FCC terminates, forfeits, revokes or fails to renew the authorizations held by the Company's channel lessors, ATI may be unable to provide a viable programming package to subscribers in some or all of its markets.

     Prior to November 1993, the Company was a direct FCC licensee with respect to approximately ten wireless cable authorizations used by its systems to broadcast programming and had applications pending with the FCC regarding 39 other authorizations. In November and December 1993, the Company assigned its FCC licenses, and filed amendments to assign these pending FCC applications, to Wireless Properties, Inc., Wireless Properties of Virginia, Inc., Wireless Properties -- East, Inc. or Wireless Properties -- West, Inc. (collectively, the "Wireless Companies"). The Wireless Companies are owned and controlled by Donald
R. DePriest, Chairman of the Board of Directors and a Director of ATI. In return, the Wireless Companies agreed to grant to the Company the exclusive right to use such FCC licenses for an initial term of five years and, at the Company's option, for an unlimited number of successive one-year terms thereafter, pursuant to certain channel lease agreements. The Wireless Companies assigned the majority of such licenses back to the Company during 1996. The annual lease payments required to be paid by the Company pursuant to its channel lease agreements with the Wireless Companies were nominal.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 640 employees. The Company considers relations with its employees to be satisfactory. The Company also uses independent contractors to perform some installations and door-to-door sales.

ITEM 2. PROPERTIES

     The principal physical assets of a wireless cable system consist of satellite signal reception equipment, radio transmitters and transmission antennas, as well as office space and transmission tower space. The Company's principal office is located in approximately 18,000 square feet of leased office space in Colorado Springs, Colorado. The Company occupies this space under a lease agreement that expires in 2000. The Company believes that such office space in Colorado Springs is adequate for the near future. The Company currently leases additional office and warehouse space in each of its Developed Markets and certain of its Undeveloped Markets pursuant to lease agreements that expire at various times over the next three to five years.

     The Company also leases tower transmission space in all of its Developed Markets (except for three markets where it owns transmission towers) and certain of its Undeveloped Markets, pursuant to long-term lease arrangements. The Company's tower lease agreements provide for locating transmitter, antenna and other equipment at existing towers to broadcast wireless cable signals. The agreements generally cover a period of five to seven years and are subject to renewal upon expiration. To date, the Company has been able to obtain suitable tower space on satisfactory terms in each of its Developed Markets. In the event that any one or more of these tower space leases is terminated or not renewed upon expiration, the Company will be required to obtain alternative tower space in order to broadcast its programming.

ITEM 3. LEGAL PROCEEDINGS

     On or about February 17, 1994, Fresno Telsat, Inc. ("FTI"), the 35% general partner of Fresno MMDS Associates ("the Fresno Partnership") which operates the Company's Fresno, Merced and Visalia wireless cable systems, filed a Complaint in the Superior Court of the State of California for the County of Monterey against Robert D. Hostetler, Terry J. Holmes, the Company, and certain other named and unnamed defendants. From 1989 through June 10, 1993, Mr. Hostetler was a member of the Board of Directors and President of FTI. Mr. Hostetler and his wife currently own 28% of the outstanding capital stock of FTI. Mr. Hostetler has been employed by the Company since December 10, 1993 and became a Director of the Company on March 22, 1994. In January 1996, Mr. Hostetler was appointed President and Chief Executive Officer of the Company. From 1991 until June 1995, Mr. Holmes was General Manager of the Fresno Partnership. He is currently Managing Director of the Fresno Partnership. Mr. Holmes has been employed by the Company since June 1995, and became Vice President -- Operations of the Company in January 1996. The Complaint alleges that, while he was a director and employee of FTI, Mr. Hostetler engaged in wrongful conduct, including misappropriation of corporate opportunity, fraud and unfair competition by exploiting business opportunities that were the property of FTI. The Complaint also alleges that Mr. Holmes engaged in a misappropriation of corporate opportunities belonging to FTI. The Complaint further alleges that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to FTI and that the Company and the unnamed defendants engaged in wrongful interference with fiduciary relationship by intentionally causing Mr. Hostetler to breach his fiduciary duty to FTI and causing Mr. Hostetler to wrongfully transfer FTI's corporate opportunities to the Company.

     On August 28, 1996, ATI filed a Cross-Complaint (the "Cross-Complaint") against FTI and certain of its officers and directors (the "Cross-Defendants"). The Cross-Complaint alleges that the Cross-Defendants have engaged in a violation of Section 26-1-8-401 of the Indiana Code, conversion, conspiracy, and breach of trust by failing to acknowledge and record ATI's ownership of approximately 7% of FTI's capital stock purchased by ATI from a former shareholder of FTI, and continuing to represent that FTI qualifies for Subchapter S status under the Internal Revenue Code. The Cross-Complaint seeks specific performance of the transfer of shares to ATI, compensatory damages, punitive damages, an injunction against any further actions by the Cross-Defendants in breach of trust or with the effect of dissipating and diverting the property and assets of FTI, and the appointment of a receiver to handle the affairs of FTI during the pendency of the FTI proceeding.

     On or about February 24, 1997, the Company and Mr. Holmes each filed a motion for summary judgment seeking dismissal of the claims in the Complaint relating to an alleged conspiracy to misappropriate corporate opportunities of FTI. The motion to dismiss is scheduled to be heard on April 25, 1997. On or about March 5, 1997, FTI filed a motion for leave to amend the Complaint to add allegations that ATI aided and abetted Mr. Hostetler's misappropriation of corporate opportunity and that all defendants wrongfully interfered with FTI's prospective business opportunities.

     The Complaint seeks compensatory damages (in an unspecified amount but estimated by the plaintiff to be no less than $5 million) and exemplary damages against all defendants, costs, an accounting, injunctive relief prohibiting Mr. Hostetler from continuing to engage in unfair competition against FTI and prohibiting all defendants from engaging in misappropriation of corporate opportunities belonging to FTI, and the imposition of a constructive trust upon the corporate opportunities of FTI utilized in the Company's initial public offering. While discovery has commenced in this proceeding, no trial date has been scheduled. Although the ultimate outcome of the litigation cannot be predicted at this time, management believes, based upon its review of the Complaint and after consultation with counsel, that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

     On January 12, 1996, Videotron (Bay Area) Inc. filed a complaint against ATI in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint alleges that ATI has caused certain entities from which ATI leases channels and airtime for its Bradenton and Lakeland, Florida wireless cable markets (the "ATI Lessors") to actively oppose Videotron's FCC applications to increase broadcast power in Videotron's Tampa, Florida wireless cable system (the "Tampa market") in violation of a Non-Interference Agreement between Videotron and ATI (the "Non-Interference Agreement"). The Complaint seeks injunctive relief directing ATI to perform all acts, services and undertakings required under the Non-Interference Agreement, including but not limited to using reasonable best efforts to cause the ATI Lessors not to object to Videotron's attempt to increase broadcast power in the Tampa market and to enter into certain non-interference agreements with respect thereto. In the alternative, the Complaint seeks damages for breach of the Non-Interference Agreement (in an unspecified amount but exceeding $15,000). Recently, in responding to written interrogatories, Videotron estimated its damages to be approximately $113.5 million. Although the ultimate outcome of this litigation cannot be predicted at this time, management of ATI believes, based upon its review of the Complaint and after consultation with counsel, that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

     In addition, the Company is occasionally a party to legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of these matters will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
         (FURNISHED IN ACCORDANCE WITH ITEM 401(B) OF REGULATION S-K, PURSUANT TO GENERAL INSTRUCTION G(3) OF FORM 10-K)

     The following table sets forth certain data concerning the Company's executive officers as of the date of this Report:

          NAME            AGE         PRESENT POSITION          BUSINESS EXPERIENCE AND OTHER INFORMATION
          ----            ---         ----------------          -----------------------------------------
Donald R. DePriest......  57    Chairman of the Board of      Chairman of the Board of Directors since March
                                  Directors                   1990; President of the Company from 1988
                                                              through March 1990; Chairman of the Board of
                                                              Directors, President and sole stockholder of
                                                              MedCom Development Corporation ("MedCom"), the
                                                              sole general partner of MCT, an investment
                                                              partnership specializing in the communications
                                                              and health care industries and ATI's largest
                                                              stockholder; also a limited partner of MCT;
                                                              Chairman of the Board and President of
                                                              Boundary Healthcare Products Corporation, a
                                                              hospital products manufacturer, from 1987
                                                              through its sale to Maxxim Medical, Inc.
                                                              ("Maxxim") in December 1992; Director of
                                                              Maxxim, a publicly-traded hospital products
                                                              manufacturer, since December 1992.
Richard F. Seney........  42    Vice Chairman of the Board    Vice Chairman of the Board of Directors since
                                  of Directors and Secretary  October 1993; Secretary of the Company since
                                                              1988; Treasurer of the Company from 1988 to
                                                              March 1994; Vice President and General Manager
                                                              of MedCom since 1987; limited partner of MCT.
Robert D. Hostetler.....  55    President and Chief           President and Chief Executive Officer of the
                                  Executive Officer           Company since January, 1996; Vice President --
                                                              Development from January 1995 through December
                                                              1995; Director of Mergers and Acquisitions of
                                                              the Company from December 1993 through
                                                              December 1994; a member of the Board of
                                                              Directors of the Company since March 1994;
                                                              Director and/or officer of several affiliated
                                                              wireless cable entities in the Choice TV Group
                                                              (as defined herein) and President of FTI from
                                                              1988 to December 1993.
David K. Sentman........  46    Senior Vice President, Chief  Senior Vice President and Chief Financial
                                  Financial Officer, and      Officer since January 1996; Vice
                                  Treasurer                   President -- Finance and Chief Financial
                                                              Officer from July 1995 through December 1995;
                                                              served in various capacities, including Chief
                                                              Financial Officer, with Artisoft, Inc. from
                                                              July 1992 through February 1995; prior to July
                                                              1992, held various management positions with
                                                              CTS Corporation.
Terry J. Holmes.........  42    Vice President -- Operations  Vice President -- Operations since January
                                                              1996; Regional Manager -- Western Region from
                                                              June 1995 through December 1995; currently
                                                              Managing Director of the Fresno Partnership;
                                                              General Manager of the Fresno Partnership from
                                                              June 1991 to June 1995; prior to June 1991,
                                                              held various positions with
                                                              Telecommunications, Inc., Prime Cable and
                                                              other private cable operators.
John B. Suranyi.........  36    Vice President -- Operations  Vice President -- Operations since January
                                                              1996; Regional Manager -- Rocky Mountain and
                                                              Upper Midwest Regions from September 1993
                                                              through December 1995; prior to September
                                                              1993, held various positions with
                                                              Telecommunications, Inc. and United Artists
                                                              Cable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is quoted on the Nasdaq Stock Market under the symbol "ATEL." The high and low closing sale prices of the Class A Common Stock for 1995 and 1996 on the Nasdaq Stock Market (as reported by Nasdaq) are set forth below:

                           NASDAQ DAILY CLOSING PRICE

                                                              HIGH    LOW
                                                              ----    ----
1995
First Quarter...............................................  $17 3/4 $ 9 1/4
Second Quarter..............................................   16 1/2  11 3/4
Third Quarter...............................................   13 3/4   9 1/2
Fourth Quarter..............................................   15      12
1996
First Quarter...............................................  $17     $13 3/4
Second Quarter..............................................   16      11 1/4
Third Quarter...............................................   14 1/4   8 3/4
Fourth Quarter..............................................   11 1/2   5 1/4

     As of March 11, 1997, there were approximately 408 record holders of the Company's Class A Common Stock, not including stockholders who beneficially own Class A Common Stock held in nominee or street name. As of March 11, 1997, there were approximately 5,000 beneficial owners of the Company's Class A Common Stock held in nominee or street name.

     The Company has never declared or paid any cash dividends on its Class A Common Stock and does not expect to declare dividends in the foreseeable future. Payment of any future dividends will depend upon the earnings and capital requirements of the Company, the Company's debt facilities, and other factors the Board of Directors considers appropriate. The Company currently intends to retain its earnings, if any, to support future growth and expansion. The Company's ability to declare dividends is affected by covenants in certain debt facilities that prohibit the Company from declaring dividends and the Company's subsidiaries from transferring funds in the form of cash dividends, loans or advances to ATI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data as of and for each period in the five year period ended December 31, 1996 have been derived from, and are qualified by reference to, the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 1996, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                               1992     1993(1)    1994(2)    1995(3)      1996
                                                              -------   --------   --------   --------   ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND
                                                                                OPERATING DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Total revenues............................................  $ 3,534   $  7,178   $ 21,629   $ 47,501   $  62,032
  Costs and expenses:
    Operating...............................................    2,563      4,524     13,128     26,021      36,029
    Marketing, general and administrative...................    1,729      2,937     13,486     27,870      26,256
    Depreciation and amortization...........................    1,158      2,563     12,032     29,276      44,665
    Impairment of wireless cable assets.....................       --         --         --         --      21,271
                                                              -------   --------   --------   --------   ---------
  Loss before interest and taxes............................   (1,916)    (2,846)   (17,017)   (35,666)    (66,189)
  Interest expense and other, net...........................     (258)    (1,665)    (7,271)   (22,300)    (35,488)
                                                              -------   --------   --------   --------   ---------
  Loss before income tax benefit............................  $(2,174)  $( 4,511)  $(24,288)  $(57,966)  $(101,677)
                                                              =======   ========   ========   ========   =========
  Net loss applicable to Class A Common Stock(4)............  $(2,174)  $ (4,511)  $(15,478)  $(66,635)  $(104,630)
                                                              =======   ========   ========   ========   =========
  Net loss per share(5).....................................            $  (0.46)  $  (1.07)  $  (4.17)  $   (5.78)
                                                                        ========   ========   ========   =========
  Weighted average shares outstanding(5)....................               9,831     14,445     15,977      18,096
                                                                        ========   ========   ========   =========
OPERATING AND OTHER DATA:
  Earnings (loss) before interest, income taxes,
    depreciation and amortization(6)........................  $  (758)  $   (283)  $ (4,985)  $ (6,390)  $    (253)
  Number of operational systems (at end of period)..........        3         10         26         38          38
  Number of subscribers (at end of period)..................   15,300     31,400    106,500    173,700     179,800
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments.........  $    81   $ 36,377   $ 33,331   $ 32,514   $  18,476
  Intangible assets, net....................................    1,678     46,273    118,397    166,194     160,052
  Total assets..............................................   11,275    101,653    226,920    317,049     283,572
  Long-term obligations (net of current portion and deferred
    income taxes)...........................................    3,871     11,641    117,761    225,512     256,354
  Stockholders' equity......................................    2,903     79,056     93,843     53,736       3,113

---------------

(1) Includes the results of operations of the Billings, Denver and South Bend/Elkhart systems from their respective acquisition dates.

(2) Includes the results of operations of the Bend, FEN/WEN Group, Oklahoma City, Wichita and Lakeland systems from their respective acquisition dates.

(3) Includes the results of operations of the Medford, Sheridan, Redding, Las Vegas and Rapid City systems and Fresno Wireless Cable Television, Inc. ("FWCTI") from their respective acquisition dates.

(4) Reflects the cumulative effect of the change in accounting for installation costs effected January 1, 1995 (income, net of income taxes, of $602,000 or $0.04 per share) and the extraordinary charge on early retirement of debt recognized during the quarter ended September 30, 1995 (charge of $11.5 million or $0.72 per share). Net loss for the year ended December 31, 1996 includes dividend embedded in conversion feature of Series B Convertible Preferred Stock of $6.25 million.

(5) Net loss per share and weighted average shares outstanding for the years ended December 31, 1993 and 1994 give effect to the conversion in January 1994 of all outstanding shares of ATI's Series A Convertible Preferred Stock into 2,014,098 shares of Common Stock. Net loss per share for the year ended December 31, 1996 gives effect to the dividend embedded in conversion feature of Series B Convertible Preferred Stock of $6.25 million.

(6) Earnings (loss) before interest, taxes, depreciation and amortization is a commonly used measure of performance within the wireless cable industry. However, it does not purport to represent cash used by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. The amount for 1996 excludes impairment of wireless cable assets of approximately $21.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal Year 1996 Compared to Fiscal Year 1995."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's wireless communications services; changes in labor, equipment and capital costs; the unavailability of digital compression technology and equipment at reasonable prices; the Company's inability to incorporate digital compression technology into certain of its subscription television systems in a cost efficient manner; the Company's inability to develop and implement new services such as high-speed Internet access and telephony; the Company's inability to obtain the necessary authorizations from the FCC for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; a failure by the Company to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

INTRODUCTION

     During 1996, the Company's business strategy evolved to adapt to the significant regulatory and technological changes that have occurred recently in the telecommunications industry and to the Company's capital constraints. See "Business -- Regulation" and "Business -- Competition." Management now believes that the most promising use of the Company's wireless assets may be to provide a variety of digital wireless services, instead of the traditional analog-based technology utilized by the Company to date. Such digital wireless services could include digital video (i.e., subscription television), high-speed Internet access and telephony services. A successful deployment of such services might include the full bundle of broad band (i.e., video and high-speed Internet) and narrow band (i.e., telephony) services. While the Company has begun planning and testing of these wireless services, it has not yet introduced any of these services. As more fully described above under "Business -- Certain Requirements and Uncertainties," the Company's ability to introduce these services will depend on a number of factors, including the availability of sufficient capital, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company), the level of consumer demand for such services, and the Company's ability to obtain the necessary regulatory changes and approvals.

     During 1997, the Company intends to continue to operate its Developed Markets principally as an analog wireless cable business. However, because of its current financial condition and its revised business strategy, the Company does not plan to make the capital expenditures necessary to add enough new subscribers to replace those subscribers that choose to stop receiving the Company's service. Moreover, at this time, the Company does not generally intend to further develop any of its Undeveloped Markets using analog technology. Thus, the Company anticipates that its analog customer base will decrease somewhat during 1997. As the Company's analog subscriber base decreases, its revenues are expected to decrease unless and until it is able to successfully introduce other revenue-producing wireless services, such as digital video, high-speed Internet access and telephony.

     Since early 1996, the Company has taken certain actions aimed at reducing its costs and conserving its capital, including reductions in the size of the Company's workforce and decreases in capital expenditures and discretionary expenses. As a result, the Company currently expects that its existing cash and investment balances, proceeds from the Credit Facility (as defined herein), and cash generated from operations will be sufficient to finance its operations during 1997. Thereafter, additional financing will be required. If the Company's capital resources are not sufficient to finance its operations, either in 1997 or thereafter, the Company will be required to curtail its operations and development plans, which curtailment could involve, among other things, a complete cessation of new customer additions. In March 1997, the Company entered into an agreement to sell certain assets to BellSouth Wireless with anticipated proceeds to the Company ranging from $67.9 million to $103.2 million, depending on the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless. See "Business -- Recent Development." Any such proceeds will provide further resources to help finance the Company's operations and development plans. In addition, the Company is pursuing strategic relationships or transactions with other providers of telecommunications services. One of the Company's primary objectives in pursuing such relationships and transactions is to facilitate access to additional capital. See "-- Liquidity and Capital Resources -- Sources and Uses of Funds -- Strategic Relationship Objectives."

     The Company's Developed Markets generate negative operating cash flow until the subscriber base becomes sufficiently large for incremental revenues, net of incremental costs, to offset fixed costs, other than depreciation and other non-cash expenses. Certain costs, such as programming costs, generally increase in proportion to the number of subscribers, while other costs, such as tower rental and related maintenance costs, remain constant or increase at proportionately lower levels. Accordingly, systems with larger subscriber bases generally produce higher operating margins, and systems with small subscriber bases usually produce negative operating margins. For the year ended December 31, 1996, 24 of the Company's 38 Developed Markets generated positive operating cash flow.

     Operating cash flow is a commonly used measure of performance in the wireless cable industry. However, operating cash flow does not purport to represent cash used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     The Company leases many of the channels used to transmit its programming from FCC license holders. Typically, these leases provide for payments based upon the number of subscribers, subject in many cases to certain minimums, as more fully discussed in the Notes to the Company's Consolidated Financial Statements included herein. Total channel lease payments approximated 4.1% of total revenues during the year ended December 31, 1996. Total programming expenses approximated 31.2% of total revenues during the same period. Such expenses vary from system to system depending upon the number of channels offered and pay channel penetration. Marketing costs are expensed in the period incurred. As a result, operating results in any period are negatively affected by expenditures for marketing and promotion. Since the Company's monthly services are billed in advance, accounts receivable are relatively small.

     The Company capitalizes all installation costs (labor, subcontractor costs and supplies). Such capitalized installation costs generally are amortized over three years. Headend equipment is generally depreciated over ten years. Equipment purchased and awaiting installation into subscriber premises is classified as part of property and equipment in the Company's Consolidated Financial Statements.

     Management believes that period-to-period comparisons of the Company's financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Company's historically high growth rate and the number of system launches and acquisitions during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES AND USES OF FUNDS

     The Company has experienced negative cash flows from operations in each year since its formation, and although certain of the Company's more established systems currently generate positive cash flow from operations, the Company expects to continue to experience negative consolidated free cash flow from operations. Until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or external sources of funding to satisfy its working capital and capital expenditure needs.

     The Company expects that its principal capital expenditure requirements for 1997 will relate to replacement of customer churn, launch of high-speed Internet services in one or more markets and the purchase of transmission equipment for new channels. The Company intends to finance these capital expenditures from existing cash and investment balances, borrowings under the Credit Facility, and cash generated from system operations. The commercial introduction by the Company of digital services, such as digital video, high-speed Internet access and telephony, would require substantial additional capital expenditures. While the Company may use a portion of the proceeds from the BellSouth Transaction to acquire assets for the development of such digital services, management does not expect that such proceeds will be sufficient to fully implement its digital strategies for video, Internet access and telephony throughout its markets. As further described below, the Company is pursuing relationships or transactions with other providers of telecommunications services to facilitate access to additional capital, among other things. See "-- Strategic Relationship Objectives." The Company's ability to fully implement its revised business strategy will depend on its ability to attract sufficient additional capital through relationships with strategic partners or otherwise. There can be no assurance that sufficient capital will be available on terms satisfactory to the Company, or at all.

     On March 18, 1997, the Company entered into the BellSouth Agreement, which provides for the sale of all of the Company's Southeastern Assets to BellSouth Wireless. The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Bradenton, Naples, Sebring and Miami, Florida. The purchase price for all of the Southeastern Assets will range from $67.9 million to $103.2 million, depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless. See "Business -- Recent Development." The BellSouth Agreement contains customary conditions to closing, including the expiration of applicable waiting periods under the federal antitrust laws and the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that the BellSouth Transaction will be consummated.

     To date, the Company's operations have required substantial amounts of capital for (i) the installation of equipment in new subscribers' homes, (ii) the construction of additional transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems, and (v) investments in, and maintenance of, vehicles and administrative offices. The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the years ended December 31, 1994, 1995 and 1996 were approximately $35.5 million, $49.3 million, and $32.5 million, respectively. Such expenditures were primarily for the construction and expansion of the Company's wireless cable systems and the installation of equipment in new subscribers' homes.

     In addition, the Company was involved in the bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"), which was completed in March 1996. The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.3 million has been paid. The remaining amount (approximately $800,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur in 1997.

     On June 28, 1996, the Company entered into a definitive agreement to acquire wireless cable channel rights and certain other subscription television assets in Cincinnati, Ohio (the "Cincinnati Acquisition") for aggregate consideration of approximately $5.2 million (of which approximately $3.5 million had been paid as of January 31, 1997). Also on June 28, 1996, the Company acquired certain of the Cincinnati subscription television assets and entered into a management agreement to operate the subscription television assets that it has not yet acquired. The subscription television assets acquired or to be acquired by the Company in connection with the Cincinnati Acquisition served approximately 3,100 subscribers as of the date of acquisition. Completion of the Cincinnati Acquisition is subject to certain contingencies, such as FCC approvals, the satisfactory completion of due diligence, and other customary conditions to closing, which may or may not be satisfied. There can be no assurance that the Cincinnati Acquisition will be consummated.

     In February 1996, $2.5 million of notes issued in connection with the Company's September 1995 acquisition of Superchannels of Las Vegas, Inc. were converted into 162,854 shares of ATI Common Stock. In May 1996, the Company completed an offering of 1,700,000 shares of its Class A Common Stock resulting in net proceeds of approximately $19.9 million. In August 1996, the Company completed a private placement of 100,000 shares of its Series B Convertible Preferred Stock, resulting in net proceeds to the Company of $9.4 million. In October 1996, the Company completed a private placement of 150,000 shares of its Series B Convertible Preferred Stock, resulting in net proceeds to the Company of $14.3 million. During 1996, the Company also completed the sale of wireless cable systems in St. James, Minnesota and Yankton, South Dakota and wireless cable channel assets in Sioux Falls, South Dakota for cash consideration totaling $3.1 million (of which approximately $355,000 is being held in escrow pending completion of certain post closing events).

     Under the terms of a Supplemental Indenture dated August 10, 1995, governing the Company's Senior Discount Notes due 2004 (the "2004 Notes"), the yield to maturity of the 2004 Notes was to be adjusted to 15 1/2% per annum (from 14 1/2% per annum) if the Company did not, between August 10, 1995 and November 10, 1996, issue equity securities having a value at the time of issuance of at least $50.0 million in the aggregate. Subsequent to August 10, 1995, the Company issued equity securities which had an aggregate value at the time of issuance in excess of $50.0 million. These issuances satisfied the condition set forth in the Supplemental Indenture. Accordingly, the yield to maturity of the 2004 Notes will remain at 14 1/2%.

  STRATEGIC RELATIONSHIP OBJECTIVES

     As described above, the Company will require significant additional capital to fully implement its revised business strategy (including costs associated with the provision of digital video service in certain of its Developed Markets and the introduction of other digital wireless services such as high-speed Internet access and telephony). To meet such capital requirements, the Company is pursuing opportunities to enter into strategic relationships or transactions with other providers of telecommunications services. Such relationships or transactions could involve, among other things, joint ventures, sales or exchanges of stock or assets, or loans to or investments in the Company by strategic partners. As of the date of this Report, other than the BellSouth Transaction, the Company has not reached any agreements or understandings with respect to such relationships or transactions and there can be no assurance that any such agreements or understandings will be reached.

  CREDIT FACILITIES

     Credit Facility

     On February 26, 1997, the Company entered into a $17.0 million credit facility the ("Credit Facility") with Banque Indosuez, New York Branch (the "Bank"). Proceeds of the Credit Facility are to be used to repay a portion of the Company's existing debt, for capital expenditures, to complete certain pending acquisitions of wireless cable channel rights, and for working capital and other general corporate purposes.

     The term of the Credit Facility is up to twelve months. The loan must be repaid earlier than the specified termination date and certain mandatory prepayments must be made with proceeds from debt issuances or certain asset sales, including the BellSouth Transaction. The Credit Facility bears interest at a rate of 12.5%, which rate shall increase by 0.50% per quarter. Borrowings under the Credit Facility are secured by a security interest in favor of the Bank in substantially all of the assets of ATI and its subsidiaries. The Credit Facility is further secured by a pledge of the stock of substantially all of ATI's subsidiaries as well as a pledge of the note due to the Company from its Fresno subsidiary under the Fresno Facility (as defined herein).

     The Company paid the Bank a commitment fee of $340,000. At closing, the Company paid an additional fee of $340,000 and reimbursed the Bank for its out of pocket expenses incurred in conjunction with the making of the loan. During the term of the Credit Facility, the Company is required to pay to the Bank a commitment commission on the unused loan balance at the annual rate of 0.50%.

     At closing, the Company also delivered 4,500 bond appreciation rights ("BARs") and an option to exercise 141,667 debt warrants or 141,667 equity warrants. The debt warrants give the holder the right to increase the principal amount of the loan by $6.00 per warrant, or the right to require the Company to purchase the debt warrant for $6.00 per warrant. The debt warrants are exercisable or puttable during a five-day period beginning on the earlier of one year from the date of issuance, or notice that payment in full of the Credit Facility has occurred or will occur shortly. The equity warrants give the holder the right to purchase up to 141,667 shares of the Company's Class A Common Stock for a price of $3.281 per share. Pursuant to the option agreement relating to the warrants, the equity warrants become exercisable only to the extent that the holder elects not to exercise or put the debt warrants or, if the holder elects to put the debt warrants to the Company, the Company fails to make payment therefor within the time required. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of the 2004 Notes on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash. The Company has deposited $1.0 million in escrow to satisfy certain interest obligations under the Credit Facility.

     Fresno Facility

     During 1996, the Fresno Partnership maintained a revolving credit facility (the "Fresno Facility") with a bank that provided for borrowings for the Fresno, Visalia and Merced systems. However, no amounts were available for borrowing under such facility as of December 31, 1996. Effective June 30, 1996, the Fresno Facility was amended (the "Amended Agreement") to, among other things (i) permit the incurrence by the Fresno Partnership of up to $2.3 million in subordinated debt due ATI; (ii) permit the payment to ATI by the Fresno Partnership of a loan fee of up to $23,000; and (iii) modify certain of the financial and other operating covenants specified in the original agreement. In addition, past violations of certain financial and other operating covenants associated with the Fresno Facility were waived by the bank. In exchange for the bank's entering into the Amended Agreement, the Fresno Partnership agreed to cause the bank's participation in the Fresno Facility to be eliminated by March 31, 1997, through prepayment by the Fresno Partnership of all amounts due, assignment of the bank's participation to a third party lender or lenders (including ATI), or some combination of the foregoing. In connection therewith, as of December 31, 1996 ATI had purchased, in the aggregate, a $5.5 million participation in the Fresno Facility from the bank. In February 1997, ATI purchased the remaining $3.0 million participation in the Fresno Facility from the bank. As a result, the Fresno Facility is now an obligation of the Fresno Partnership to ATI. The Fresno Facility contains various financial and other restrictive covenants that, among other things, prohibit the payment of dividends. As of December 31, 1996, the Fresno Partnership was not in compliance with certain of the restrictive covenants contained in the Fresno Facility. Outstanding borrowings under the Fresno Facility bear interest at the banks' prime rate plus 2.25% (10.5% at December 31, 1996). Interest expense relating to the Fresno Facility during the year ended December 31, 1996 totaled $763,000. The Fresno Facility is secured by the assets of the Fresno, Visalia and Merced systems.

  OTHER LIQUIDITY AND CAPITAL RESOURCES REQUIREMENTS AND LIMITATIONS

     As a result of certain limitations contained in the Indentures (the "Indentures") relating to the 2004 Notes and the Company's 14.5% Senior Discount Notes due 2005 (the "2005 Notes"), the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million and its additional borrowing capacity is currently limited to approximately $8.2 million. The Company expects that it will utilize the Credit Facility to borrow all amounts that it is permitted to borrow under the terms of the Indentures. Thus, the Company does not expect to be able to raise additional debt capital in the foreseeable future. Moreover, under current market conditions, the Company does not expect to be able to raise additional capital by issuing equity securities. In the future, the issuance of moderate amounts of certain types of new equity could, under Section 382 of the Internal Revenue Code, require the Company to pay income taxes on gains received on asset sales because of the Company's inability to fully offset such gains against net operating loss carryforwards.

     The Company has taken certain actions aimed at reducing its costs and conserving its capital, including reductions in the size of its workforce and decreases in capital expenditures and discretionary expenses. As a result of these actions, the Company currently expects that its existing cash and investment balances, proceeds from the Credit Facility, and cash generated from operations will be sufficient to finance its operations during

1997. Thereafter, additional financing will be required. If the Company's capital resources are not sufficient to finance its operations, either in 1997 or thereafter, the Company will be required to curtail its operations and development plans, which curtailment could involve, among other things, a complete cessation of new customer additions. If the BellSouth Transaction or any strategic relationships or transactions with other providers of telecommunications services are consummated, the proceeds therefrom will provide further resources to help finance the Company's operations and development plans.

     Historically, the Company has generated operating and net losses on a consolidated basis and can be expected to do so for the foreseeable future. Such losses may increase as the Company's analog subscriber base declines, unless and until the Company is able to successfully introduce other revenue-producing wireless services. As a result of its history of net losses, the Company currently has a negative tangible net worth and expects that negative stockholders' equity will result before March 31, 1997. A negative tangible net worth or stockholders' equity position has significant implications, including, but not limited to, non-compliance with Nasdaq National Market listing criteria. If the Company ceases to satisfy the Nasdaq National Market listing criteria, its Class A Common Stock will be subject to delisting, unless an exception is granted by the National Association of Securities Dealers. If an exception is not granted, trading in the Company's Class A Common Stock would thereafter be conducted in the over-the-counter market. Consequently, it would be more difficult to dispose of, or to obtain accurate quotations as to the price of the Class A Common Stock. Delisting could result in a decline in the trading market for the Class A Common Stock, which could potentially depress the Company's stock and bond prices, among other things. The Company believes that the proceeds of the BellSouth Transaction, if consummated, will help bring the Company into compliance with the Nasdaq National Market listing criteria. However, there can be no assurance that the Company will be able to achieve or sustain positive tangible net worth, stockholders' equity or net income in the future.

RESULTS OF OPERATIONS

  Fiscal Year 1996 Compared to Fiscal Year 1995

     Service revenues increased $14.5 million, or 31.4%, during the year ended December 31, 1996 to $60.7 million, as compared to $46.2 million during the year ended December 31, 1995. This increase resulted primarily from the addition of new subscribers. Subscriber increases resulted primarily from the 1996 acquisition of subscription television subscribers in Cincinnati, the 1995 acquisitions of the Redding, Las Vegas and Rapid City systems, and the completion of construction and commencement of operation of systems in Yuba City and Lincoln during 1995 and Anchorage and Portland during 1996. Service price increases contributed only a small portion of the aggregate increase in service revenues. The number of subscribers to the Company's wireless cable systems increased to 179,800 at December 31, 1996, compared to 173,700 at December 31, 1995.

     On a "same system" basis (comparing systems that were operational for all of each of the years ended December 31, 1996 and 1995), service revenues increased $6.7 million, or 16.9%, to $46.3 million during the year ended December 31, 1996, as compared to $39.6 million for the year ended December 31, 1995. Same systems during these periods totaled 24 systems. The average number of same-system subscribers increased approximately 13.2% during the year ended December 31, 1996, as compared to the year ended December 31, 1995.

     Installation revenues totaled $1.3 million in each of the years ended December 31, 1996 and 1995. The number of installations completed during the year ended December 31, 1996 decreased approximately 22.0% as compared to the year ended December 31, 1995. However, this decrease was fully offset by less discounting of installation rates. Installation rates vary widely by system based upon competitive conditions. The Company occasionally reduces installation charges as part of selected promotional campaigns.

     Operating expenses, principally programming, site costs and other direct expenses, aggregated $36.0 million (or 58.1% of total revenues) during the year ended December 31, 1996, compared to $26.0 million (or 54.8% of total revenues) during the year ended December 31, 1995. The increase of $10.0 million was primarily the result of additional systems and subscribers, as well as increased programming costs for additions to channel line-ups and increased pay-per-view offerings in various systems.

     Marketing and selling expenses totaled $7.4 million (or 12.0% of total revenues) during the year ended December 31, 1996, compared to $8.7 million (or 18.3% of total revenues) during the year ended December 31, 1995. The decrease in such expenses of $1.3 million resulted from decreased marketing activity, net of marketing expenses associated with the addition of new systems. During the year ended December 31, 1996, general and administrative expenses totaled $18.8 million (or 30.4% of total revenues), a $400,000 decrease over the year ended December 31, 1995 ($19.2 million or 40.4% of total revenues). The decrease in general and administrative expenses principally resulted from reductions in the number of employees and certain non-recurring expenses totaling $1.1 million recognized during 1995 relating to the recognition of certain lease termination and severance costs. Such decreases were partially offset by increased general and administrative expenses associated with the addition of new systems.

     In the fourth quarter of 1996, after considering the Company's 1996 operating loss, its history of such operating losses and the expectation of future operating losses, changes in the Company's strategic direction, developments relating to previously scheduled industry transactions and ventures, and the industry factors described above under "Business -- Regulation" and "Business -- Competition", the Company evaluated the ongoing value of its wireless cable business in each Developed Market. Based on this valuation, the Company determined that assets with a carrying value of $95.1 million were impaired according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and wrote down the carrying value of such assets by $21.3 million to their fair value. An evaluation was made for each of the Company's Developed Markets individually, not for the Company's markets as a whole. Fair value was based on recent transactions in the wireless cable industry. In addition, during the fourth quarter of 1996, the Company prospectively revised the lives of its subscriber premise equipment from seven years to three or four years.

     The Company's loss from operations was $66.2 million during the year ended December 31, 1996, as compared to $35.7 million during the year ended December 31, 1995. The increase in the loss from operations of $30.5 million during 1996 resulted primarily from the impairment loss of $21.3 million described above and increased depreciation and amortization expense. Depreciation and amortization expense (principally depreciation of property and equipment and amortization of deferred license and leased license acquisition costs, goodwill and covenants not-to-compete) increased $15.4 million in the year ended December 31, 1996, compared to the year ended December 31, 1995, due to increases in deferred license costs, goodwill and subscriber equipment resulting from the acquisition and addition of new systems and the addition of equipment installed in new subscribers' homes.

     Interest expense increased $12.8 million during the year ended December 31, 1996 to $37.3 million, as compared to $24.5 million during the year ended December 31, 1995. The increase in interest expense primarily resulted from noncash interest charges associated with the Company's 2004 Notes and 2005 Notes. Interest expense associated with the 2004 Notes also increased due to an increase in the interest rate on the 2004 Notes from 12.5% to 14.5% effected in August 1995 in conjunction with the Company's offering of the 2005 Notes.

     Loss before interest, taxes, depreciation and amortization and the impairment write down described above totaled $253,000 for the year ended December 31, 1996, as compared to a loss before interest, taxes, depreciation, and amortization of $6.4 million during the year ended December 31, 1995.

  Fiscal Year 1995 Compared to Fiscal Year 1994

     Service revenues increased $25.5 million, or 122.5%, during the year ended December 31, 1995 to $46.2 million, as compared to $20.7 million during the year ended December 31, 1994. This increase resulted primarily from the addition of new subscribers. Subscriber increases resulted not only from the 1994 acquisitions of the Bend, FEN/WEN Group, Oklahoma City, Wichita and Lakeland systems, the 1995 acquisitions of the Medford, Sheridan, Fresno, Visalia, Merced, Redding, Las Vegas and Rapid City systems, and the commencement of operations in Columbus, Youngstown, Jacksonville, Lansing and Monterey during 1994 and Ft. Collins, Greeley, Yuba City, and Lincoln during 1995, but also from increased marketing and promotional efforts in all markets. Service price increases contributed only a small portion of the aggregate increase in service revenues. The number of subscribers to the Company's wireless cable systems increased to approximately 173,700 at December 31, 1995 compared to approximately 106,500 at December 31, 1994.

     On a "same system" basis (comparing systems that were operational for all of each of the years ended December 31, 1994 and 1995), service revenues increased $8.0 million, or 57.5%, to $21.9 million for the year ended December 31, 1995, as compared to $13.9 million for the year ended December 31, 1994. This increase resulted primarily from the addition of new subscribers. Same systems during this period consisted of the Company's Colorado Springs, Orlando, Ft. Myers, Billings, Toledo, Daytona Beach, Michiana, Denver, Little Rock and Louisville systems. The number of subscribers in these systems increased approximately 40.7% during the year ended December 31, 1995.

     Installation revenues for the year ended December 31, 1995 totaled $1.3 million, as compared to $871,000 during the year ended December 31, 1994. The increase in installation revenues of $441,000, or 50.6%, was primarily the net result of more subscriber installations in each system, less the effect of lower per-subscriber installation charges in certain systems.

     Operating expenses aggregated $26.0 million (or 54.8% of total revenues) during the year ended December 31, 1995, as compared to $13.1 million (or 60.7% of total revenues) during the year ended December 31, 1994. The increase of $12.9 million was primarily the result of additional systems and subscribers as well as increased programming costs from additions to channel line-ups in various systems. In 1995, the Company began capitalizing all subscriber installation costs. Previously, the Company expensed an amount equal to installation revenues and capitalized installation costs in excess of installation revenues. This change in accounting method was effected to better match installation costs with related subscriber service revenues. Operating expenses for the year ended December 31, 1994 include installation costs which were expensed of approximately $871,000.

     Marketing and selling expenses totaled $8.7 million (or 18.3% of total revenues) during the year ended December 31, 1995, as compared to $4.1 million (or 18.8% of total revenues) during the year ended December 31, 1994. The increase in such expenses of $4.6 million resulted primarily from the addition of new systems, intensified sales and marketing efforts (including the introduction of the WANTV(SM) brand name in certain of the Company's systems), and from increased media spending. During 1995, general and administrative expenses totaled $19.2 million (or 40.4% of total revenues), a $9.8 million increase over the year ended December 31, 1994 (43.6% of total revenues). This increase resulted not only from the addition of new systems and increased corporate and regional overhead expenses, but also from the recognition of severance costs totaling $711,000 and lease termination costs of $420,000 related to the relocation of the Company's corporate headquarters to larger office space in Colorado Springs.

     The Company's loss from operations was $35.7 million during the year ended December 31, 1995, as compared to $17.0 million during the year ended December 31, 1994. The increase in the loss from operations of $18.7 million resulted from increased depreciation and amortization expense, as well as from the increases in marketing and general and administrative expenses described above. Depreciation and amortization expense (principally depreciation of property and equipment and amortization of deferred license and leased license acquisition costs, goodwill and covenants not-to-compete) increased $17.2 million due to increases in deferred license costs, goodwill and subscriber equipment resulting from the acquisition and addition of new systems and the addition of equipment installed in new subscribers' homes. Approximately $644,000 of the increase in depreciation and amortization expenses was attributable to the change in accounting for installation costs previously described.

     Interest expense increased $15.2 million during the year ended December 31, 1995 to $24.5 million, as compared to $9.3 million during the year ended December 31, 1994. The increase in interest expense primarily resulted from noncash interest charges associated with the 2004 Notes and 2005 Notes and additional borrowings under, and higher interest rates associated with, the Company's various revolving credit facilities. The Company's loss before interest, taxes, depreciation and amortization totaled $6.4 million for the year ended December 31, 1995, as compared to $5.0 million during the year ended December 31, 1994 (a pro forma amount of $4.1 million assuming the change in accounting method was applied retroactively). The increase in the loss before interest, taxes, depreciation and amortization of $1.4 million primarily resulted from proportionately larger start-up losses of the Company's systems that commenced operation during 1994, pre-opening costs and start-up losses of the Company's systems that commenced operations during 1995, increased marketing expenses, and increased corporate overhead related to significant system development and market expansion activities. Such increases were partially offset by improved operating results from growth in the Company's other systems. The Medford, Sheridan, Redding, Fresno, Visalia, Merced, Las Vegas and Rapid City systems acquired during 1995 generated, in the aggregate, earnings before interest, taxes, depreciation and amortization of $1.3 million. Excluding these acquisitions, the Company's loss before interest, taxes, depreciation and amortization for the year ended December 31, 1995 approximated $7.7 million.

INCOME TAX MATTERS

     ATI and its subsidiaries file a consolidated federal tax return. The Company has had no state or federal income tax expense since inception. As of December 31, 1996, the Company had approximately $156.6 million in net operating loss carryforwards for tax purposes, expiring through 2011. Section 382 of the Internal Revenue Code limits the amount of loss carryforwards that a company can use to offset future income upon the occurrence of certain changes in ownership. The issuance of moderate amounts of certain types of new equity could limit the Company's ability to use net operating losses to offset future gains from the sale of assets, thus requiring the Company to pay income taxes on gains received in such asset sales.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the future undiscounted cash flows are not sufficient to recover the assets' carrying amount. The resultant impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company adopted SFAS No. 121 in the first quarter of 1996. SFAS No. 121 did not have a material effect on the Company's financial position or results of operations at the time of adoption. As previously described, during the fourth quarter of 1996, the Company determined that indicators of impairment were present. As a result, a charge of $21.3 million was recognized to write down the carrying value of certain assets to their fair value.

     The Company follows the guidelines established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. In October 1995, the FASB issued SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt the statement for expense recognition purposes.

     On March 3, 1997, the FASB released SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share.

     Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, management does not believe that SFAS No. 128 will have an impact upon historical net loss per share as reported.

INFLATION

     Inflation has not affected the Company's operations significantly during the past three years. The Company believes that its ability to increase charges for services in future periods will depend primarily on competitive pressures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements included in this Report at pages F-1 through F-25 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the identity and business experience of the Company's Directors is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

     The information required by this Item with respect to the identity and business experience of the Company's Executive Officers is set forth on page 18 of this Report under the Caption "Executive Officers of the Registrant."

     The information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, under the captions "Compensation and Other Information Concerning Executive Officers," and "Board of Directors Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, under the caption "Stock Ownership of Certain Beneficial Owners and Management," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

  (1) Financial Statements

                                                                    PAGE
                                                                    ----
      Report of Independent Public Accountants....................  F-2
      Consolidated Balance Sheets as of December 31, 1995 and
        1996......................................................  F-3
      Consolidated Statements of Operations for the years ended
        December 31, 1994, 1995 and 1996..........................  F-4
      Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 1994, 1995 and 1996..............  F-5
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1994, 1995 and 1996..........................  F-6
      Notes to Consolidated Financial Statements..................  F-7

  (2) Exhibits

        3.1 -- Certificate of Designation for Series B Convertible Preferred Stock of American Telecasting, Inc. dated August 6, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 7, 1996).

        3.2 -- Amendment to Restated Certificate of Incorporation of American Telecasting, Inc. dated April 24, 1996 (incorporated by reference to Exhibit 3.1(i) to the Company's Quarterly Report on 10-Q for the period ended June 30, 1996).

        3.3 -- Restated Certificate of Incorporation of American Telecasting, Inc., dated April 27, 1995 (incorporated by reference to Exhibit
                3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995).

        3.4 -- Amended and Restated By-Laws of American Telecasting, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31,
                1995).

        4.1  -- Specimen Common Stock Certificate (incorporated by reference to
                Exhibit 2 to the Company's Registration Statement on Form 8-A filed on December 6, 1993).

        4.2 -- Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed on April 26, 1996).

        4.3  -- Specimen Class B Common Stock Certificate.

        4.4  -- Specimen Series B Convertible Preferred Stock Certificate.

        4.5 -- Supplemental Indenture dated as of August 10, 1995 between American Telecasting, Inc. and First Trust National Association, Trustee, supplementing and amending the Indenture dated as of June 23, 1994 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

        4.6 -- Indenture dated as of June 23, 1994 between American Telecasting, Inc. and First Trust National Association, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the period ended December 31,
                1994).

        4.7  -- Form of Senior Discount Note due 2004 (included within Exhibits
                4.5 and 4.6).

        4.8 -- Supplemental Warrant Agreement dated as of August 10, 1995 between American Telecasting, Inc. and First Union National Bank of North Carolina, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

        4.9 -- Warrant Agreement dated as of June 23, 1994 between American Telecasting, Inc. and First Union National Bank of North Carolina, as warrant agent (incorporated by reference to Exhibit
                4.4 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994).

        4.10 -- Form of Warrant (included within Exhibits 4.8 and 4.9).

        4.11 -- Collateral and Disbursement Agreement dated as of June 23, 1994 between First Trust National Association and American Telecasting, Inc. (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994).

        4.12 -- Indenture dated as of August 10, 1995 between American Telecasting, Inc., as Issuer, and First Trust National Association, as Trustee (incorporated by reference to Exhibit
                4.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

        4.13 -- Form of Senior Discount Note due 2005 (included within Exhibit 4.12).

        4.14 -- Warrant Agreement dated as of August 10, 1995 between American Telecasting, Inc. and First Union National Bank of North Carolina, as warrant agent (incorporated by reference to Exhibit
                4.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

        4.15 -- Form of Warrant (included within Exhibit 4.14).

        4.16 -- Registration Rights Agreement dated as of August 10, 1995 by and among American Telecasting, Inc. and Dillon Read & Co., Inc. and CS First Boston Corporation (incorporated by reference to
                Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

       10.1 -- Stock Purchase and Sale Agreement dated as of June 7, 1995 by and between Bruce Merrill and Virginia Merrill and their successors in trust, as trustees of the Merrill Revocable Trust dated August 20, 1982 and American Telecasting, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                1995).

       10.2 -- Binding Letter Agreement dated as of July 6, 1995 by and between Red Rock Communications, Inc. and American Telecasting, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                1995).

       10.3 -- Management Agreement dated as of February 3, 1996 between Fresno MMDS Associates and American Telecasting Development, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31,
                1995).

       10.4 -- Standard Commercial Lease Agreement, dated as of September 18, 1995, between Tech Center VI Associates, L.P., as Lessor, and American Telecasting, Inc., as Lessee (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

       10.5 -- Employment Agreement effective as of January 4, 1996 between American Telecasting, Inc. and Robert D. Hostetler (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

       10.6 -- Employment Agreement dated August 10, 1995 between American Telecasting, Inc. and David K. Sentman (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

       10.7 -- First Amendment to Amended and Restated Revolving Credit Agreement dated as of June 30, 1996 among Fresno MMDS Associates, First Union National Bank of North Carolina, Fresno Telsat, Inc. and Fresno Wireless Cable Television, Inc.; related Subordination Agreement dated as of June 30, 1996 by American Telecasting, Inc. and Fresno MMDS Associates in favor of First Union National Bank of North Carolina; related Assignment Acceptance and Intercreditor Agreement dated as of July 18, 1996 among First Union National Bank of North Carolina as agent and Fresno MMDS Associates (incorporated by reference to Exhibit
                10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

       10.8 -- Side agreement between Fresno Telsat, Inc. and American Telecasting, Inc. dated July 18, 1996 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

       10.9 -- Amended and Restated Revolving Credit Agreement between Fresno MMDS Associates, First Union National Bank of North Carolina, Fresno Telsat, Inc. and Fresno Wireless Cable Television, Inc. dated as of September 30, 1994; related Amended and Restated Revolving Credit Note by Fresno MMDS Associates in favor of First Union National Bank of North Carolina; related Pledge and Security Agreement dated as of September 30, 1994 between Fresno MMDS Associates and First Union National Bank of North Carolina; related Collateral Assignment and Security Agreement dated as of September 30, 1994 by and between FMA Licensee Subsidiary, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 10.21 to the Company's Form S-4 Registration Statement filed on September 22, 1995).

       10.10 -- Credit Agreement dated as of February 26, 1997, among American Telecasting, Inc. and Banque Indosuez, New York Branch, as Agent, and the lending institutions listed therein (the "Banks"); related Option Agreement dated as of February 26, 1997 among American Telecasting, Inc. and Indosuez CM II, Inc.; related Bond Appreciation Rights Certificate dated February 26, 1997; related Securities Pledge Agreement dated as of February 26, 1997 in favor of Banque Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks; related Securities Pledge Agreement dated as of February 26, 1997 made by American Telecasting of Green Bay, Inc. in favor of Banque Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks; related General Security Agreement dated as of February 26, 1997 made by certain subsidiaries of American Telecasting, Inc. in favor of Banque Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks; related Registration Rights Agreement dated as of February 26, 1997 among American Telecasting, Inc. and the holders of the warrants to purchase an aggregate of 141,667 shares of the Class A Common Stock of American Telecasting, Inc.; related Securities Pledge Agreement dated as of February 26, 1997 made by American Telecasting, Inc. in favor of Banque Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks.

       10.11 -- Form of Underwriting Agreement dated as of May 21, 1996 among Alex. Brown & Sons Incorporated, Dillon, Read & Co. Inc., and American Telecasting, Inc. (incorporated by reference to Exhibit
                1.1 to the Company's Registration Statement on Form S-3 filed on April 10, 1996).

       10.12 -- Stock Purchase Agreement dated as of August 6, 1996 by and among American Telecasting, Inc., Museum Assets Ltd., and Ashline, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
                1996).

       10.13 -- Stock Purchase Agreement dated October 25, 1996 by and among American Telecasting, Inc., Wartone Property Holdings, Ltd., Harleko Ltd., and Tarian Properties, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996).

       10.14 -- Agreement for Purchase and Sale of Assets dated June 28, 1996 among Novner Enterprises, Inc., Alvin Novick, Phyllis Novick, American Telecasting of Cincinnati, Inc. and American Telecasting, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

       10.15 -- Management Agreement dated as of June 28, 1996 between Novner Enterprises, Inc. and American Telecasting of Cincinnati, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                1996).

       10.16 -- Agreement for Exchange of Assets dated July 10, 1996 among Heartland Wireless Communications, Inc., Heartland Wireless South Dakota Properties, Inc., Heartland Wireless Florida Properties, Inc. and American Telecasting, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

       10.17 -- American Telecasting, Inc. 1990 Stock Option Program, As Amended (Effective April 25, 1996) (incorporated by reference to Exhibit
                10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

       10.18 -- Form of Registration Rights Agreement between American Telecasting, Inc. and Stockholder (incorporated by reference to Exhibit 10.40 to the Company's Form S-1 Registration Statement filed on October 8, 1993).

       11.1  -- Statement regarding computation of per share earnings.

       21.1  -- Subsidiaries of American Telecasting, Inc.

       23.1  -- Consent of Independent Public Accountants.

       27.1  -- Financial Data Schedule.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS:

  Report of Independent Public Accountants..................  F-2

  Consolidated Balance Sheets as of December 31, 1995 and
     1996...................................................  F-3

  Consolidated Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996.......................  F-4

  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1994, 1995 and 1996...........  F-5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996.......................  F-6

  Notes to Consolidated Financial Statements................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Telecasting, Inc.:

     We have audited the accompanying consolidated balance sheets of American Telecasting, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Telecasting, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                         /s/ ARTHUR ANDERSEN LLP

Washington, D.C.
February 21, 1997 (except with respect to the Facility and the BellSouth Transaction discussed in Notes 1 and 7, as to which the date is March 18, 1997)

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 32,514    $ 18,476
  Trade accounts receivable, net of allowance for
     uncollectible accounts of $916 and $687,
     respectively...........................................     2,171       1,867
  Notes receivable from officers and employees..............       543         322
  Prepaid expenses and other current assets.................     2,331       2,468
                                                              --------    --------
          Total current assets..............................    37,559      23,133
Property and equipment, net.................................   112,377      99,271
Deferred license and leased license acquisition costs,
  net.......................................................   143,006     139,537
Goodwill, net...............................................    16,030      15,163
Deferred financing costs, net...............................     5,268       4,704
Other assets, net...........................................     2,809       1,764
                                                              --------    --------
          Total assets......................................  $317,049    $283,572
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................  $ 20,003    $ 15,022
  Current portion of long-term obligations..................    11,062       5,852
  Customer deposits.........................................       605         397
                                                              --------    --------
          Total current liabilities.........................    31,670      21,271
Deferred income taxes.......................................     6,131       2,834
Long-term obligations, net of current portion:
  2004 Notes................................................   116,864     135,484
  2005 Notes................................................   100,262     116,480
  Notes payable.............................................     6,938       2,434
  Capital lease obligations.................................     1,432       1,053
  Minority interest and other...............................        16         903
                                                              --------    --------
          Total long-term obligations, net of current
            portion.........................................   225,512     256,354
                                                              --------    --------
          Total liabilities.................................   263,313     280,459
COMMITMENTS AND CONTINGENCIES
Stockholders' Equity (Notes 2, 8 and 9):
  Preferred Stock, $.01 par value; 2,500,000 shares
     authorized, none issued and outstanding................        --          --
  Series B Convertible Preferred Stock, $.01 par value;
     500,000 shares authorized; 250,000 shares issued and
     110,000 shares outstanding.............................        --      13,237
  Class A Common Stock, $.01 par value; 30,000,000 shares
     authorized; 16,435,974 and 20,784,238 shares issued and
     outstanding, respectively..............................       164         208
  Class B Common Stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued and outstanding...........        --          --
  Additional paid-in capital................................   135,364     176,091
  Common Stock warrants outstanding.........................    10,130      10,129
  Accumulated deficit.......................................   (91,922)   (196,552)
                                                              --------    --------
          Total stockholders' equity........................    53,736       3,113
                                                              --------    --------
          Total liabilities and stockholders' equity........  $317,049    $283,572
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1994          1995          1996
                                                          -----------   -----------   -----------
Revenues:
  Service and other.....................................  $    20,758   $    46,189   $    60,713
  Installation..........................................          871         1,312         1,319
                                                          -----------   -----------   -----------
Total revenues..........................................       21,629        47,501        62,032
Costs and Expenses:
  Operating.............................................       13,128        26,021        36,029
  Marketing.............................................        4,056         8,678         7,429
  General and administrative............................        9,430        19,192        18,827
  Depreciation and amortization.........................       12,032        29,276        44,665
  Impairment of wireless cable assets...................           --            --        21,271
                                                          -----------   -----------   -----------
Total costs and expenses................................       38,646        83,167       128,221
                                                          -----------   -----------   -----------
Loss from operations....................................      (17,017)      (35,666)      (66,189)
Interest expense........................................       (9,349)      (24,473)      (37,281)
Interest income.........................................        2,062         2,178         1,106
Other income (expense), net.............................           16            (5)          687
                                                          -----------   -----------   -----------
Loss before income tax benefit..........................      (24,288)      (57,966)     (101,677)
Income tax benefit......................................        8,810         2,270         3,297
                                                          -----------   -----------   -----------
Loss before extraordinary charge and cumulative effect
  of
  change in accounting for installation costs...........      (15,478)      (55,696)      (98,380)
Extraordinary charge on early retirement of debt........           --       (11,541)           --
Cumulative effect of change in accounting for
  installation
  costs, net of income taxes of $369 in 1995............           --           602            --
                                                          -----------   -----------   -----------
Net loss................................................      (15,478)      (66,635)      (98,380)
Dividend embedded in conversion of Series B Convertible
  Preferred Stock.......................................           --            --        (6,250)
                                                          -----------   -----------   -----------
Net loss applicable to Class A Common Stock.............  $   (15,478)  $   (66,635)  $  (104,630)
                                                          ===========   ===========   ===========
Net income (loss) per share (pro forma for 1994 -- see
  Note 2):
     Loss per share applicable to Class A Common Stock
       before extraordinary charge and cumulative effect
       of accounting change.............................  $     (1.07)  $     (3.49)  $     (5.78)
     Loss per share from extraordinary charge...........           --         (0.72)           --
     Income per share from cumulative effect of
       accounting change................................           --          0.04            --
                                                          -----------   -----------   -----------
     Net loss per share applicable to Class A Common
       Stock............................................  $     (1.07)  $     (4.17)  $     (5.78)
                                                          ===========   ===========   ===========
Weighted average number of shares outstanding...........   14,445,405    15,977,377    18,095,961
                                                          ===========   ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            CONVERTIBLE            CLASS A
                                          PREFERRED STOCK        COMMON STOCK      ADDITIONAL    COMMON
                                         ------------------   ------------------    PAID-IN      STOCK     ACCUMULATED
                                         SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     WARRANTS     DEFICIT      TOTAL
                                         ------   ---------   ------   ---------   ----------   --------   -----------   --------
Balance, December 31, 1993.............. 2,014    $     20    11,559     $115       $ 87,890    $   840     $  (9,809)   $ 79,056
  Conversion of Series A Convertible
    Preferred Stock..................... (2,014)       (20)   2,014        20             --         --            --          --
  Issuance of Class A Common Stock
    pursuant to initial public offering,
    net of stock issuance costs of
    $217................................    --          --      172         2          2,886         --            --       2,888
  Exercise of Class A Common Stock
    warrants............................    --          --      225         2          2,062       (828)           --       1,236
  Income tax benefit of deduction for
    income tax purposes on exercise of
    stock options.......................    --          --       --        --            491         --            --         491
  Exercise of Class A Common Stock
    options.............................    --          --       93         1            220         --            --         221
  Issuance of Class A Common Stock for
    acquisitions........................    --          --    1,186        12         19,875         --            --      19,887
  Issuance of Class A Common Stock
    warrants............................    --          --       --        --             --      5,490            --       5,490
  Deferred compensation pursuant to
    issuance of Class A Common Stock
    options.............................    --          --       --        --             52         --            --          52
  Net loss..............................    --          --       --        --             --         --       (15,478)    (15,478)
                                         ------   --------    ------     ----       --------    -------     ---------    --------
Balance, December 31, 1994..............    --          --    15,249      152        113,476      5,502       (25,287)     93,843
  Exercise of Class A Common Stock
    warrants............................    --          --        3        --             30        (12)           --          18
  Exercise of Class A Common Stock
    options.............................    --          --      176         2            491         --            --         493
  Issuance of Class A Common Stock for
    acquisitions........................    --          --    1,008        10         15,806         --            --      15,816
  Issuance of Class A Common Stock
    warrants............................    --          --       --        --             --     10,130            --      10,130
  Amendment of 1994 Warrants............    --          --       --        --          5,490     (5,490)           --          --
  Deferred compensation pursuant to
    issuance of Class A Common Stock
    options.............................    --          --       --        --             71         --            --          71
  Net loss..............................    --          --       --        --             --         --       (66,635)    (66,635)
                                         ------   --------    ------     ----       --------    -------     ---------    --------
Balance, December 31, 1995..............    --          --    16,436      164        135,364     10,130       (91,922)     53,736
  Exercise of Class A Common Stock
    warrants............................    --          --       62         1            172         (1)           --         172
  Exercise of Class A Common Stock
    options.............................    --          --       85         1            484         --            --         485
  Issuance of Class A Common Stock for
    acquisitions........................    --          --       64         1            706         --            --         707
Issuance of Class A Common Stock
  pursuant to public offering, net of
  issuance costs of $1,532..............    --          --    1,700        17         19,913         --            --      19,930
Issuance of Series B Convertible
  Preferred Stock, net of issuance costs
  of $1,233.............................   250      23,766       --        --             --         --            --      23,766
Dividend embedded in conversion of
  Series B Convertible Preferred
  Stock.................................    --       6,250       --        --             --         --        (6,250)         --
Conversion of Series B Convertible
  Preferred Stock.......................  (140)    (16,779)   2,274        23         16,860         --            --         104
Conversion of note payable..............    --          --      163         1          2,524         --            --       2,525
Deferred compensation pursuant to
  issuance of Class A Common Stock
  options...............................    --          --       --        --             68         --            --          68
Net loss................................    --          --       --        --             --         --       (98,380)    (98,380)
                                         ------   --------    ------     ----       --------    -------     ---------    --------
Balance, December 31, 1996..............   110    $ 13,237    20,784     $208       $176,091    $10,129     $(196,552)   $  3,113
                                         ======   ========    ======     ====       ========    =======     =========    ========

          See accompanying Notes to Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1994         1995        1996
                                                            ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................  $ (15,478)   $(66,635)   $(98,380)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization........................     12,032      29,276      44,665
     Impairment of wireless cable assets..................         --          --      21,271
     Deferred income taxes................................     (8,810)     (2,270)     (3,297)
     Amortization of debt discount and deferred financing
       costs..............................................      7,311      21,363      35,402
     Minority interest income.............................         --          --        (708)
     Extraordinary charge on early retirement of debt.....         --      11,541          --
     Cumulative effect of change in accounting for
       installation costs, net of income taxes............         --        (602)         --
     Gain on disposition of wireless cable systems and
       assets.............................................         --          --        (157)
     Other................................................        (79)        379         267
     Changes in operating assets and liabilities, net of
       acquisitions:
       Trade accounts receivable..........................       (258)       (906)        307
       Prepaid expenses and other current assets..........       (768)         65         214
       Other assets.......................................        (13)       (249)       (247)
       Accounts payable and other current liabilities.....      3,476       4,387      (6,876)
                                                            ---------    --------    --------
          Net cash used in operating activities...........     (2,587)     (3,651)     (7,539)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.....................    (26,500)         --          --
  Maturities of short-term investments....................      6,498      20,002          --
  Collections of (and loans to) related parties and
     others...............................................       (623)       (170)        252
  Purchases of property and equipment.....................    (35,465)    (49,342)    (32,474)
  Additions to deferred license and leased license
     acquisition costs....................................     (6,217)     (7,412)    (12,492)
  Proceeds from disposition of wireless cable systems and
     assets...............................................         --          --       2,776
  Net cash used in acquisitions...........................    (52,588)    (21,653)     (1,956)
                                                            ---------    --------    --------
          Net cash used in investing activities...........   (114,895)    (58,575)    (43,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, net of stock
     issuance costs.......................................      4,345         511      20,587
  Proceeds from issuance of Series B Convertible Preferred
     Stock, net of stock issuance costs...................         --          --      23,766
  Proceeds from issuance of Common Stock warrants.........      5,490       5,480          --
  Proceeds from issuance of 2004 Notes....................     91,185          --          --
  Proceeds from issuance of 2005 Notes....................         --      91,001          --
  Borrowings under revolving credit facilities............        925      24,600         200
  Principal payments on revolving credit facilities.......     (2,584)    (35,429)     (5,500)
  Increase in deferred financing costs....................     (3,413)     (1,976)         --
  Contributions by minority interest holder...............         --          --       1,240
  Principal payments on notes payable.....................     (1,230)     (2,359)     (2,030)
  Principal payments on capital lease obligations.........       (284)       (417)       (868)
                                                            ---------    --------    --------
          Net cash provided by financing activities.......     94,434      81,411      37,395
                                                            ---------    --------    --------
  Net increase (decrease) in cash and cash equivalents....    (23,048)     19,185     (14,038)
  Cash and cash equivalents, beginning of year............     36,377      13,329      32,514
                                                            ---------    --------    --------
  Cash and cash equivalents, end of year..................  $  13,329    $ 32,514    $ 18,476
                                                            =========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

  Organization

     American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service to residential and commercial customers. ATI and its subsidiaries are collectively referred to herein as the "Company." As of December 31, 1995 and 1996, the Company owned and operated 38 wireless cable systems located throughout the United States (the "Developed Markets"). The Company also has significant wireless cable (microwave) frequency interests in 16 other U.S. markets (the "Undeveloped Markets").

  Risks and Other Important Factors

     Since inception, the Company has focused principally on developing wireless cable systems to provide multiple channel television programming. During 1996, the Company's business strategy evolved to adapt to the significant regulatory and technological changes that have occurred recently in the telecommunications industry and to the Company's capital constraints. Management now believes that the most promising use of the Company's wireless assets may be to provide a variety of digital wireless services, instead of the traditional analog-based technology utilized by the Company to date. Such digital wireless services could include digital video (i.e., subscription television), high-speed Internet access and telephony services. While the Company has begun planning and testing of these digital wireless services, it has not yet introduced any of these services. The Company's ability to introduce these services on a commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company), the level of consumer demand for such services, the availability of appropriate transmission and reception equipment on satisfactory terms, and the Company's ability to obtain the necessary regulatory changes and approvals. The Company expects that the market for any such additional services will be extremely competitive.

     Since early 1996, the Company has taken certain actions aimed at reducing its costs and conserving its capital. Such measures include reductions in the size of the Company's workforce and decreases in capital expenditures and discretionary expenses. During 1997, the Company does not plan to make the capital expenditures necessary to add enough subscribers to replace those subscribers who choose to stop receiving the Company's service. Moreover, at this time, the Company does not generally intend to further develop any of its Undeveloped Markets using analog technology. Thus, the Company anticipates that its analog customer base will decrease somewhat during 1997. As the Company's analog subscriber base decreases, its revenues are expected to decrease unless and until it is able to successfully introduce other revenue-producing wireless services, such as digital video, high-speed Internet access and telephony. The Company currently expects that its existing cash and investment balances, proceeds from the Facility (see Note 7) and cash generated from operations will be sufficient to finance its operations during 1997. Thereafter, additional financing will be required. If the Company's capital resources are not sufficient to finance its operations, either in 1997 or thereafter, the Company will be required to curtail its operations and development plans, which curtailment could involve, among other things, a complete cessation of new customer additions. Any proceeds received by the Company from the BellSouth Transaction (as defined below) will provide further resources to help finance the Company's operations and development plans.

     The Company will require significant additional capital to fully implement its digital strategy. To meet such capital requirements, the Company is pursuing opportunities to enter into strategic relationships or transactions with other providers of telecommunications services. Such relationships or transactions could involve, among other things, joint ventures, sales or exchanges of stock or assets, or loans to or investments in the Company by strategic partners. As of the date of this Report, except for the BellSouth Transaction, the

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

Company has not reached any agreements or understandings with respect to such relationships or transactions and there can be no assurance that any such agreements or understandings will be reached.

     Interest payments on the Company's 2004 Notes and 2005 Notes will commence on December 15, 1999 and February 15, 2001, respectively. Interest payments in 1999, 2000, and 2001 are expected to be approximately $14.3 million, $28.5 million and $59.1 million, respectively.

  Recent Development

     On March 18, 1997, the Company entered into a definitive agreement with BellSouth Corporation and BellSouth Wireless Corporation ("BellSouth Wireless") providing for the sale of all of the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southeastern Assets") to BellSouth Wireless (the "BellSouth Transaction"). Depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless, the purchase price will range from $67.9 million to $103.2 million. A first closing is expected to occur when all necessary third party and governmental consents to the assignment of a minimum number of channel positions in Orlando, Jacksonville, Daytona Beach, Ft. Myers, Miami, Lakeland, Bradenton and Louisville have been obtained, which the Company expects will occur prior to the end of the fourth quarter of 1997. The remainder of the Southeastern Assets will be sold upon the satisfaction of certain closing conditions that are specific to the markets involved, but in no event later than two years after the date of the first closing. The agreement contains customary conditions to closing, including the expiration of applicable waiting periods under the federal antitrust laws and the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that the BellSouth Transaction will be consummated.

     The Company also has granted to BellSouth Wireless an option to purchase for $9.0 million the Company's wireless cable channel rights in Yuba City, California and the Company's Yuba City and Sacramento, California BTA authorizations. The option can be exercised by BellSouth Wireless at any time within 18 months after the date of the agreement.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of ATI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 1995 and 1996, cash equivalents principally consisted of money market funds, commercial paper, federal government/agency debt securities, and other short-term, investment-grade, interest-bearing securities. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

  Long-Lived Assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions for each of the Company's markets. The Company considers relevant cash flow, estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of the asset can be recovered.

     In the fourth quarter of 1996, after considering the Company's 1996 operating loss, its history of such operating losses and the expectation of future operating losses, changes in the Company's strategic direction, developments relating to previously scheduled industry transactions and ventures and certain industry factors, the Company evaluated the ongoing value of its wireless cable business in each Developed Market. Based on this valuation, the Company determined that assets with a carrying value of $95.1 million were impaired according to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and wrote down the carrying value of such assets by $21.3 million to their fair value. An evaluation was made for each of the Company's Developed Markets individually, not for the Company's markets as a whole. Fair value was based on recent transactions in the wireless cable industry.

     The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing or competitive pressures in any of the Company's individual markets. As a result, the carrying amount of long-lived assets and intangibles including goodwill could be reduced materially in the future.

          Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization, including amortization of assets acquired under capitalized lease agreements, are recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized. Subscriber installation costs are capitalized and amortized over a three year period, the approximate average subscription term of a subscriber. Prior to January 1, 1995, the Company expensed subscriber installation costs to the extent of installation revenues and capitalized installation costs in excess of installation revenues. The cumulative effect of this change in accounting method for the periods prior to January 1, 1995 was a reduction in the Company's net loss of approximately $602,000, net of deferred income taxes of approximately $369,000. The effect of this change on the Company's results of operations for the year ended December 31, 1995 was to decrease the net loss before cumulative effect of change in accounting method by approximately $668,000. Pro forma net loss and net loss per share for the years ended December 31, 1994 and 1995, assuming the change in accounting for installation costs was applied retroactively, were $(15,352,000) and $(1.07), and $(67,237,000) and $(4.21), respectively.

          Deferred License and Leased License Acquisition Costs. Deferred license and leased license acquisition costs include costs incurred to develop or acquire wireless cable licenses. Costs incurred to acquire or lease licenses issued by the Federal Communications Commission ("FCC") are deferred and are amortized ratably over useful lives of 20 years beginning with inception of service in each respective market, or charged to expense if development is not pursued. As of December 31, 1996, approximately $15.8 million of the Company's deferred license and leased license acquisition costs were not yet subject to amortization. Accumulated amortization related to deferred license and leased license acquisition costs approximated $7.7 million and $14.9 million at December 31, 1995 and 1996, respectively.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

          Goodwill. Goodwill is amortized on a straight-line basis for financial reporting purposes over a period of 20 years. Accumulated amortization related to goodwill was approximately $1.3 million and $2.2 million at December 31, 1995 and 1996, respectively.

          Deferred Financing Costs. Deferred financing costs represent fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized over the term of the related debt using the effective interest rate method.

     Other Assets. Other assets, net of accumulated amortization, consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1995      1996
                                                             ------    ------
Covenants not-to-compete, net..............................  $1,890    $  648
Long-term deposits.........................................      83       394
Other......................................................     836       722
                                                             ------    ------
Other assets, net..........................................  $2,809    $1,764
                                                             ======    ======

     Covenants not-to-compete are amortized over their respective terms, which is typically three years. Accumulated amortization related to covenants not-to-compete and other intangible assets was $2.5 million and $3.6 million as of December 31, 1995 and 1996, respectively.

  Revenue Recognition

     Monthly service fees are recognized in the period service is provided. Installation revenue is recognized upon origination of service to a customer to the extent of direct selling costs incurred. To date, direct selling costs have exceeded installation revenues.

  Operating Costs and Expenses

     Operating costs and expenses consist principally of programming fees, channel lease costs, tower rental and other costs of providing services. The Company capitalizes certain pre-launch costs for non-operating systems. These costs include tower and site rentals and channel lease payments. The total of such costs capitalized in 1994, 1995 and 1996 approximated $163,000, $411,000 and $445,000, respectively.

  Marketing and Direct Selling Costs

     Marketing and direct selling costs are expensed as incurred.

  Net Loss Per Share

     Net loss per share is computed on the weighted-average number of common shares outstanding for the respective periods. All Common Stock equivalents are excluded as they are antidilutive. Fully diluted loss per share is not presented as it would not materially differ from primary loss per share.

     Pursuant to the requirements of the Securities and Exchange Commission, Common Stock issued by the Company during the 12 months immediately preceding the Company's initial public offering (see Note 8), plus the number of Common Stock equivalent shares which became issuable during the same period, were treated as if they were outstanding for all periods presented prior to the offering using the Treasury Stock method. The effect of other Common Stock equivalents for periods prior to the offering have been excluded from the calculation as their effect would be antidilutive. Historical net loss per share and weighted-average number of shares outstanding were $(1.08) and 14,357,116 for the year ended December 31, 1994. The number of pro forma weighted-average shares outstanding is computed as described above and also gives

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES effect to the conversion in January 1994 of all outstanding shares of Series A Convertible Preferred Stock into 2,014,098 shares of Common Stock.

     In 1997, the Financial Accounting Standards Board released SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share.

     Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, management does not believe that SFAS No. 128 will have an impact upon historical net loss per share as reported.

  Reclassifications

     Certain amounts from the prior years' consolidated financial statements have been reclassified to conform with the 1996 presentation.

  Supplemental Cash Flow Disclosures

     Noncash investing and financing activities consisted of the acquisition of vehicles and equipment by acceptance of bank notes, capitalized leases and other financing arrangements totaling approximately $992,000, $1.9 million, and $604,000 during 1994, 1995 and 1996, respectively. Cash paid during 1994, 1995 and 1996 for interest approximated $2.0 million, $2.9 million and $2.0 million, respectively. As discussed in Notes 3 and 7, the Company acquired property and equipment, leased licenses, covenants not-to-compete and other assets in acquisitions for notes totaling $6.8 million, Class A Common Stock valued at $19.9 million and assumed liabilities of approximately $1.5 million during the year ended December 31, 1994; notes totaling $3.8 million, Class A Common Stock valued at $15.8 million, assumption of certain liabilities totaling $11.2 million during the year ended December 31, 1995, and Class A Common Stock valued at $707,000 during the year ended December 31, 1996. During 1994, 1995 and 1996, the Company acquired certain wireless cable channel rights for which the final purchase consideration of approximately $1.7 million, $1.1 million and $1.0 million, respectively, was payable upon the FCC's consent to the assignment of such licenses (see Note 6). Of such amounts, approximately $1.0 million remained payable at December 31, 1996.

3. ACQUISITIONS AND DIVESTITURES

  1994 Acquisitions

     During 1994, the Company acquired wireless cable systems in Bend, Oregon (from Central Vision, Inc.), a total of seven operating wireless cable systems operating in Minnesota, Nebraska, North Dakota, South Dakota and Wisconsin (the "FEN/WEN Group") (from Family Entertainment Network, Inc. and Wireless Entertainment Network, Inc.), Oklahoma City, Oklahoma and Wichita, Kansas (from Multimedia Cablevision, Inc.), and Lakeland, Florida (from People's Cable,
Inc. -- "People's Cable"). In addition, the Company acquired wireless cable frequency rights in a number of other U.S. markets in connection with the acquisition of the FEN/WEN Group. The aggregate purchase price for these acquisitions of approximately $80.6 million was paid through a combination of cash ($53.4 million, of which approximately $6.8 million was funded from the proceeds of debt -- see Note 7), shares of ATI Common Stock (1,151,950 shares valued at approximately

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

$19.7 million), and assumption of certain liabilities (approximately $7.5 million, of which approximately $6.0 million was retired immediately subsequent to closing). In addition, the Company recognized a deferred income tax liability of approximately $5.0 million for the excess of the value allocated to certain of the assets acquired over their related tax basis.

  1995 Acquisitions

     During 1995, the Company acquired wireless cable systems in Medford, Oregon (from Cardiff Communications Partners III), Sheridan, Wyoming (from Cardiff Communications Partners I), Redding, California (from the Cardiff Communications Partners IV), and Rapid City, South Dakota (from Rapid Choice TV, Inc.). Also during 1995, the Company acquired Fresno Wireless Cable Television, Inc. ("FWCTI") and a 58% ownership interest in Superchannels of Las Vegas, Inc. ("Superchannels"). FWCTI is the 65% general partner of Fresno MMDS Associates which owns wireless cable systems and frequency rights in the Fresno, Visalia and Merced, California markets. Superchannels operates a wireless cable system in the Las Vegas, Nevada market. The aggregate purchase price for these acquisitions of approximately $46.7 million was paid through a combination of cash ($16.5 million), notes ($3.8 million), shares of ATI Common Stock (approximately 964,000 shares valued at approximately $15.2 million), and assumption of certain liabilities (approximately $11.2 million). In addition, the Company recognized a deferred income tax liability of approximately $6.3 million for the excess of the value allocated to certain of the assets acquired over their related tax basis. In February 1996, $2.5 million of the notes issued in connection with the acquisition of the Las Vegas system were converted into 162,854 shares of ATI Common Stock.

     All of the Company's acquisitions have been accounted for as purchases for financial reporting purposes. The Company's consolidated statements of operations for the years ended December 31, 1994 and 1995 include the results of operations for each of the entities described above from their respective acquisition dates. The aggregate purchase prices for the acquisitions completed during 1994 and 1995 were allocated as follows (in thousands):

                                                               1994        1995
                                                              -------    --------
Deferred license and leased license acquisition costs.......  $54,323    $ 33,999
Property and equipment......................................   23,662      11,579
Goodwill....................................................    5,019       6,335
Covenants not-to-compete....................................    2,170         425
Cash, receivables and other assets..........................      442         682
Deferred income taxes.......................................   (5,019)     (6,335)
Assumed liabilities.........................................   (1,685)    (14,972)
                                                              -------    --------
                                                              $78,912    $ 31,713
                                                              =======    ========

     The unaudited pro forma information presented below for the year ended December 31, 1995 reflects the 1995 acquisitions of the Medford, Sheridan, Redding, Las Vegas and Rapid City systems and FWCTI as if each had occurred on January 1, 1995. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisitions been consummated at that time (dollars in thousands, except per share amounts).

Revenues....................................................  $ 52,979
Loss before extraordinary charge and cumulative effect of
  accounting change.........................................   (57,939)
Net loss....................................................   (68,878)
Loss per share before extraordinary charge and cumulative
  effect of
  accounting change.........................................     (3.55)
Net loss per share..........................................     (4.22)

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     During 1996, the Company acquired certain subscription television assets in Cincinnati, Ohio for aggregate consideration of approximately $2.2 million and wireless cable channel rights in various markets for aggregate consideration of $1.1 million. The Company also acquired the remaining interest in its Little Rock, Arkansas operating system for $707,000 in Class A Common Stock. Also during 1996, the Company sold its wireless cable systems in St. James, Minnesota and Yankton, South Dakota and its wireless cable channel assets in Sioux Falls, South Dakota for aggregate cash consideration totaling $3.1 million (of which approximately $355,000 is being held in escrow pending completion of certain post-closing events). On June 28, 1996 the Company entered into a definitive agreement to acquire wireless cable assets in Cincinnati, Ohio for approximately $3.0 million. The pro forma effects of 1996 acquisitions and divestitures on revenues, net loss and net loss per share as if such acquisitions and divestitures had been made as of the beginning of the year are not presented as they do not differ materially from historical results. During the years ended December 31, 1994 and 1995, the Company acquired wireless cable channel rights in various markets for aggregate consideration of $186,000 (Class A Common Stock) and $7.0 million (cash -- $6.3 million and Class A Common Stock valued at $653,000), respectively.

     The Company was involved in the bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"), which was completed in March 1996. The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.3 million has been paid. The remaining amount (approximately $800,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur in 1997.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1995      1996
                                                              ------    ------
Miscellaneous receivables...................................  $  341    $  859
Prepaid rent and other......................................     512       731
Prepaid insurance...........................................     712       422
Prepaid programming and channel leases......................     111       251
Equipment and other short-term deposits.....................     564       162
Accrued investment income...................................      91        43
                                                              ------    ------
          Total prepaid expenses and other current assets...  $2,331    $2,468
                                                              ======    ======

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                               ----------------------------------------
                                                 1995        1996            LIFE
                                               --------    --------    ----------------
Subscriber premises equipment................  $ 58,674    $ 58,773    3-4 years
Deferred installation costs..................    42,665      28,631    3 years
Transmission equipment and system
  construction costs.........................    34,505      39,278    10 years
Office furniture and equipment...............     6,260       8,108    3-5 years
Vehicles.....................................     3,276       3,827    3-4 years
Land, building and leasehold improvements....     1,248       1,780    Lesser of useful
                                               --------    --------    life or duration
                                                                       of lease
Total property and equipment.................   146,628     140,397
Accumulated depreciation and amortization....   (34,251)    (41,126)
                                               --------    --------
Property and equipment, net..................  $112,377    $ 99,271
                                               ========    ========

     During the fourth quarter of 1996, the Company prospectively revised the lives of its subscriber premise equipment to three to four years. As described in Note 2, this revision was a result of a change in the Company's strategic direction and certain industry factors. The revision decreased net income for the year ended December 31, 1996 by approximately $600,000.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
Accounts payable............................................  $11,474    $ 6,996
Accrued payroll and related taxes...........................    1,721      2,114
Accrued programming.........................................    1,718      1,673
Accrued property and sales taxes............................    1,484      1,173
Acquisition of channel rights payable.......................    1,140      1,070
Accrued interest and other..................................      886      1,253
Deferred revenue............................................      449        476
Accrued lease termination costs.............................      420        188
Accrued severance...........................................      711         79
                                                              -------    -------
Total accounts payable and accrued expenses.................  $20,003    $15,022
                                                              =======    =======

7. LONG-TERM DEBT

  Senior Discount Notes

     On June 23, 1994, ATI issued Units (the "1994 Units Offering") consisting of Senior Discount Notes due 2004 (the "2004 Notes") which mature on June 15, 2004 and warrants to purchase Common Stock. The 1994 Units Offering resulted in net proceeds to the Company of approximately $100.1 million (including amounts attributable to the issuance of the 1994 Warrants (see Note 8) and before payment of underwriting discounts and other issuance costs aggregating approximately $4.4 million). On August 10, 1995, ATI issued Units (the "1995 Units Offering") consisting of Senior Discount Notes due 2005 (the "2005 Notes") which

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES mature on August 15, 2005 and warrants to purchase Common Stock. The 1995 Units Offering resulted in net proceeds to the Company of approximately $94.9 million, including amounts attributable to the issuance of the 1995 Warrants (see Note
8), and after payment of underwriting discounts and other issuance costs aggregating approximately $5.1 million.

     The 2004 Notes bear interest at a rate of 14.5%, computed on a semi-annual bond equivalent basis. The aggregate principal balance at stated maturity of the 2004 Notes approximates $196.9 million. Cash interest will not be payable on the 2004 Notes prior to June 15, 1999. Commencing December 15, 1999, cash interest on the 2004 Notes will be payable on June 15 and December 15 of each year at a rate of 14.5% per annum.

     The issue price of the 2005 Notes represents a yield to maturity of 14.50% per annum computed on a semi-annual bond equivalent basis. Cash interest will not be payable on the 2005 Notes prior to August 15, 2000. Commencing February 15, 2001, cash interest on the 2005 Notes will be payable on February 15 and August 15 of each year at a rate of 14.50% per annum. The 2005 Notes have an aggregate principal balance at stated maturity of $201.7 million.

     Both the 2004 Notes and the 2005 Notes are effectively subordinated to all indebtedness of ATI's subsidiaries, including trade payables, and rank pari passu with all existing and future unsubordinated and unsecured indebtedness of ATI.

     Both the 2004 Notes and the 2005 Notes were issued pursuant to Indentures which contain certain restrictive covenants and limitations. Among other things, the Indentures limit the incurrence of additional debt, limit the making of restricted payments (as defined) including the declaration and/or payment of dividends, place limitations on dividends and other payments by ATI's subsidiaries, prohibit ATI and its subsidiaries from engaging in any business other than the transmission of video, voice and data and related businesses and services, and place limitations on liens, certain asset dispositions and merger/sale of assets activity.

     Pursuant to the Indentures, the Company may not incur additional debt, other than Permitted Debt (as defined), unless after giving effect to the incurrence of such debt and the receipt and application of the net proceeds thereof on a pro forma basis, the Company's consolidated debt to annualized operating cash flow (as defined) ratio would be less than 5.0 to 1.0 in the case of any such incurrence. Permitted Debt is defined as (a) the 2004 Notes and the 2005 Notes; (b) debt of up to $100.0 million in aggregate principal amount lent by a strategic equity investor (as defined), provided, that such debt (i) is subordinated in right of payment to the prior payment in full of all obligations (including principal, interest and premium, if any) of the Company under the 2004 Notes and the 2005 Notes and related Indentures, (ii) is not guaranteed by any of the Company's subsidiaries and is not secured by any lien on any property or asset of the Company or any subsidiary of the Company, and (iii) has no scheduled maturity of principal earlier than a date at least one year after the scheduled maturity of the 2004 Notes and the 2005 Notes; (c) debt of up to $35.0 million under one or more credit agreements, under other existing debt facilities, or to a seller, vendor or bank or other financial institution that has financed or refinanced the purchase or lease of property, materials or a business, not to exceed $17.5 million until the Company's number of basic subscribers exceeds 200,000; (d) any debt of the Company (other than debt described in clause (a), (b), or (c) above) in an amount outstanding not exceeding, at the time of incurrence, the product of the Company's number of basic subscribers in excess of 200,000 multiplied by (1) $375, if such debt is incurred prior to January 1, 1998, (2) $325, if such debt is incurred thereafter and prior to January 1, 1999, and (3) $275, if such debt is incurred thereafter, if the net proceeds of such debt are invested exclusively in the transmission of video, voice and data and related businesses and services conducted by the Company and its subsidiaries; and (e) replacements, renewals, refundings or extensions of any debt referred to in clauses (a) - (d) above, subject to certain restrictions. As a result of such limitations, the Company's additional borrowing capacity approximated $8.2 million at December 31, 1996.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     The 2004 Notes and the 2005 Notes are redeemable, at the option of ATI at any time, in whole or in part, on or after June 15, 1999 and August 15, 2000, respectively, at specified redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. The redemption prices are as follows:

                        YEAR                          2004 NOTES      2005 NOTES
                        ----                          ----------      ----------
1999................................................   107.250%             --
2000................................................   104.833%        107.250%
2001................................................   102.417%        104.833%
2002................................................   100.000%        102.417%
2003 and thereafter.................................   100.000%        100.000%

     Both the 2004 Notes and the 2005 Notes are subject to mandatory redemption provisions in the event of a change of control (as defined) of ATI. Upon the occurrence of such an event, each holder of the 2004 Notes will have the right to require ATI to repurchase all of such holder's 2004 Notes at 101% of the accreted value (as defined) thereof, or, in the case of any such repurchase on or after June 15, 1999, 101% of the principal amount at stated maturity thereof plus accrued and unpaid interest, if any, to the date of repurchase. Similarly, in the event of a change of control of ATI, each holder of the 2005 Notes will have the right to require ATI to repurchase all of such holder's 2005 Notes at 101% of the accreted value (as defined) thereof, or, in the case of any such repurchase on or after August 15, 2000, 101% of the principal amount at stated maturity thereof plus accrued and unpaid interest, if any, to the date of repurchase. In addition, in the event of a sale by ATI prior to August 15, 1998 of at least $10 million of its capital stock to a strategic equity investor, up to a maximum of 35% of the aggregate accreted value of outstanding 2005 Notes may be redeemed at ATI's option within 30 days after such sale from the net cash proceeds thereof at 113.50% of accreted value to the date of redemption; provided that there remain outstanding 2005 Notes having an aggregate principal amount at maturity equal to at least 65% of the aggregate principal amount at maturity of all 2005 Notes originally issued.

     Future debt service payments on the 2004 Notes and the 2005 Notes representing interest only, for the next five years are as follows (in thousands):

                   YEAR                       2004 NOTES    2005 NOTES     TOTAL
                   ----                       ----------    ----------    -------
1997......................................     $    --       $    --      $    --
1998......................................          --            --           --
1999......................................      14,273            --       14,273
2000......................................      28,546            --       28,546
2001......................................      28,546        30,518       59,064

  Fresno Facility

     During 1996, the Fresno Partnership maintained a revolving credit facility (the "Fresno Facility") with a bank that provided for borrowings for the Fresno, Visalia and Merced systems. As of December 31, 1996, no amounts were available for borrowing under the Fresno Facility. The Fresno Facility was required to be fully assigned to ATI by March 31, 1997. All amounts due to the bank under the Fresno Facility were repaid by ATI in February 1997 with proceeds from the Facility (as defined below). Outstanding borrowings under the Fresno Facility bore interest at the banks' prime rate plus 2.25% (10.5% at December 31, 1996). Interest expense relating to this facility during the year ended December 31, 1996 totaled $763,000. The facility was secured by the assets of the Fresno, Visalia and Merced systems. The Fresno Facility also contained various financial convenants and other restrictive covenants that, among other things, prohibited the payment of dividends. As of September 30 and December 31, 1996, the Fresno Partnership was not in compliance with certain of the restrictive covenants of the Fresno Facility.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

  Credit Facility

     On February 26, 1997, the Company entered into a $17,000,000 credit facility (the "Facility") with Banque Indosuez, New York Branch (the "Bank"). The term of the Facility is up to twelve months. The loan must be repaid earlier than the specified termination date and certain mandatory prepayments must be made with proceeds from debt issuances or certain asset sales, including the BellSouth Transaction. The Facility bears interest at a rate of 12.5%, which rate shall increase by 0.50% per quarter. Borrowings under the Facility are secured by a security interest in favor of the Bank in substantially all of the assets of ATI and its subsidiaries. The Facility is further secured by a pledge of the stock of substantially all of ATI's subsidiaries as well as a pledge of the note due to the Company from its Fresno subsidiary under the Fresno Facility.

     The Company paid the Bank a commitment fee of $340,000. At closing, the Company paid an additional fee of $340,000 and reimbursed the Bank for its out of pocket expenses incurred in conjunction with the making of the loan. During the term of the Facility, the Company is required to pay to the Bank a commitment commission on the unused loan balance at the annual rate of 0.50%.

     At closing, the Company also delivered 4,500 bond appreciation rights ("BARs") and an option to exercise 141,667 debt warrants or 141,667 equity warrants. The debt warrants give the holder the right to increase the principal amount of the loan by $6.00 per warrant, or the right to require the Company to purchase the debt warrant for $6.00 per warrant. The debt warrants are exercisable or puttable during a five-day period beginning on the earlier of one year from the date of issuance, or notice that payment in full of the Facility has occurred or will occur shortly. The equity warrants give the holder the right to purchase up to 141,667 shares of the Company's Class A Common Stock for a price of $3.281 per share. Pursuant to the option agreement relating to the warrants, the equity warrants become exercisable only to the extent that the holder elects not to exercise or put the debt warrants or, if the holder elects to put the debt warrants to the Company, the Company fails to make payment therefor within the time required. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of the 2004 Notes on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash. The Company has deposited $1.0 million in escrow to satisfy certain interest obligations under the Facility.

  Retired Facilities

     Interest expense related to retired revolving credit facilities approximated $982,000, $1.6 million and $27,000 during the years ended December 31, 1994, 1995 and 1996, respectively.

     The following table summarizes the book and fair values of the Company's debt facilities at December 31, 1996 (dollars in thousands). Fair values for the Company's 2004 Notes and 2005 Notes are based on quoted market prices. The fair value of the Company's Fresno Facility and notes payable are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

                                                              BOOK VALUE    FAIR VALUE
                                                              ----------    ----------
2004 Notes..................................................   $135,484      $ 76,779
2005 Notes..................................................    116,480        74,629
Fresno Facility.............................................      2,950         2,762
Notes payable...............................................      4,455         3,462
                                                               --------      --------
                                                               $259,369      $157,632
                                                               ========      ========

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     Future maturities of amounts outstanding under the Company's long-term debt facilities as of December 31, 1996 are summarized as follows (in thousands):

                                                            REVOLVING
                                        2004       2005       CREDIT      NOTES
      YEAR ENDING DECEMBER 31,         NOTES      NOTES     FACILITIES   PAYABLE    TOTAL
      ------------------------        --------   --------   ----------   -------   --------
1997................................  $     --   $     --     $2,950     $2,026    $  4,976
1998................................        --         --         --      2,314       2,314
1999................................        --         --         --         44          44
2000................................        --         --         --         46          46
2001................................        --         --         --         25          25
Thereafter..........................   196,869    201,700         --         --     398,569
Unamortized discount................   (61,385)   (85,220)        --         --    (146,605)
                                      --------   --------     ------     ------    --------
     Total..........................  $135,484   $116,480     $2,950     $4,455    $259,369
                                      ========   ========     ======     ======    ========

8. COMMON STOCK, STOCK OPTIONS AND WARRANTS

  Stock Option Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting and Disclosure of Stock-Based Compensation," which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS No. 123 for expense recognition purposes.

     The Company maintains a stock option plan reserving 1,525,000 shares of Class A Common Stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. The options vest over periods of up to three years and expire eight years from the date of issuance. As of December 17, 1996, the Company repriced options for all exempt employees at the fair market value on that date.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.31% during each period; dividend yields of 0.0% during each period; volatility factors of the expected market price of the Company's common stock of .61 and
 .64, and a weighted-average expected life of the option of four years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The weighted average fair value of options granted during 1995 and 1996 was $7.43 and $3.91, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and pro forma net loss per share applicable to Class A Common Stock as if the Company had used the fair value accounting provisions of

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

SFAS No. 123 were $67.0 million and $4.19 and $105.7 million and $5.84 for the years ended December 31, 1995 and 1996, respectively.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                 1994                       1995                        1996
                       ------------------------   -------------------------   -------------------------
                                   WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                    AVERAGE                     AVERAGE                     AVERAGE
                       OPTIONS   EXERCISE PRICE   OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE
                       -------   --------------   --------   --------------   --------   --------------
Options outstanding
  at beginning of
  year...............  574,000       $ 3.49        559,000       $ 6.16        696,000       $ 9.55
Granted..............   85,000        21.68        390,000        13.02        752,000         9.12
Exercised............  (92,500)       17.75       (176,500)       15.47        (85,000)       15.53
Forfeited............   (7,500)        2.69        (76,500)       18.91       (628,200)       13.76
                       -------                    --------                    --------
Options outstanding
  at end of year.....  559,000       $ 6.16        696,000       $ 9.55        734,800       $ 5.96
                       =======                    ========                    ========
Exercisable at end of
  year...............  330,500       $ 2.77        249,250       $ 4.79        178,000       $ 2.69
                       =======                    ========                    ========

     Exercise prices for options outstanding as of December 31, 1996, are as follows:

                                   OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                  ------------------------------------------------------   -------------------------------------
                  NUMBER OUTSTANDING   WEIGHTED AVERAGE      WEIGHTED      NUMBER EXERCISABLE       WEIGHTED
   RANGE OF       AS OF DECEMBER 31,      REMAINING          AVERAGE       AS OF DECEMBER 31,   AVERAGE EXERCISE
EXERCISE PRICES          1996          CONTRACTUAL LIFE   EXERCISE PRICE          1996               PRICE
---------------   ------------------   ----------------   --------------   ------------------   ----------------
  $ 2.00-$ 2.00        110,000               1.82             $ 2.00            110,000              $ 2.00
    2.69-  2.69         50,000               2.33               2.69             50,000                2.69
    5.50-  5.50         22,500               4.73               5.50             15,000                5.50
    6.88-  6.88        538,500               7.96               6.88                 --                0.00
   13.75- 13.75          5,800               6.95              13.75              1,800               13.75
   14.25- 14.25          1,200               6.22              14.25              1,200               14.25
   15.00- 15.00          6,800               7.32              15.00                 --                0.00
                       -------                                                  -------
  $ 2.00-$15.00        734,800               6.54             $ 5.96            178,000              $ 2.69
                       =======                                                  =======

  Warrants

     In conjunction with the 1995 Units Offering described in Note 7, ATI issued 201,700 warrants (the "1995 Warrants") to purchase an aggregate of 943,956 shares of ATI's Common Stock at an exercise price of $12.65 per share, subject to adjustment under certain circumstances. Warrant holders may exercise the 1995 Warrants at any time on or after August 10, 1996 and on or prior to August 10, 2000. The 1995 Warrants will terminate and become void at the close of business on August 10, 2000. Approximately $5.5 million of the proceeds from the 1995 Units Offering was allocated to the 1995 Warrants. As of December 31, 1996, no 1995 Warrants had been exercised.

     In conjunction with the 1994 Units Offering described in Note 7, ATI issued 915,000 warrants (the "1994 Warrants") to purchase an equal number of shares of ATI's Common Stock. The 1994 Warrants have an exercise price of $12.68 per share. Warrant holders may exercise the 1994 Warrants for cash at any time after June 23, 1995 and on or prior to June 23, 1999. The 1994 Warrants will terminate and become void at the close of business on June 23, 1999. As described in Note 7, the unamortized debt discount (approximately $5.1 million) for amounts ascribed to the 1994 Warrants was written-off in August 1995 upon execution of the

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

Supplemental Indenture. The 1994 Warrants, as amended, were valued at approximately $4.6 million. As of December 31, 1996, 1994 Warrants for the purchase of 100 shares had been exercised.

     During the year ended December 31, 1996, additional warrants for the purchase of 62,286 shares of Common Stock were exercised at a price of $2.74 per share while warrants for the purchase of 61,284 shares at a price of $4.67 per share expired unexercised.

9. SERIES B CONVERTIBLE PREFERRED STOCK

     During August and October 1996, the Company completed private placements of a total of 250,000 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of $23.8 million. The shares of Series B Convertible Preferred Stock have a preferential, cumulative 5% dividend and are non-voting. Each share of Series B Preferred Stock is convertible, at the option of the holder, into that number of shares of Common Stock that is determined by dividing (a) the sum of (i) the original issuance price for each such share of Series B Preferred Stock plus (ii) the amount of all accrued but unpaid dividends on each share of Series B Preferred Stock so converted, by (b) the Conversion Price (as defined herein) in effect at the time of conversion. The "Conversion Price" at any given time is equal to 80% of the prevailing market price of the Class A Common Stock, provided that the Conversion Price cannot exceed $12.50 or be less than $2.00. Accordingly, the Company recognized the discount on the conversion as a dividend in the amount of $6,250,000.

     During 1996, 140,000 shares of Series B Convertible Preferred Stock were converted into a total of 2,273,785 shares of the Company's Class A Common Stock at conversion prices ranging from $4.33 to $7.87. Aggregate dividends paid or payable to holders of the Series B Convertible Preferred Stock totaled approximately $201,000 and are reflected in the accompanying statements of operations as interest expense. As of December 31, 1996, 110,000 shares of Series B Convertible Preferred Stock were outstanding.

10. LEASES

  Channel Lease Commitments

     The Company has entered into various agreements to lease FCC channel authorizations to provide wireless cable services. Certain of these lease agreements provide buy-out options to the Company based upon the number of subscribers at the time of such buy-out. The leases typically provide for five-year minimum terms and renewals thereafter at the option of the Company. The Company's obligations under certain of the leases are subject to receipt by the lessor of all necessary FCC approvals to begin providing service. Channel lease expense during 1994, 1995 and 1996 approximated $951,000, $1.9 million and $2.6 million, respectively.

     As of December 31, 1996, aggregate minimum annual channel lease payments are summarized as follows (in thousands):

1997........................................................  $1,443
1998........................................................   1,203
1999........................................................     990
2000........................................................     728
2001........................................................     579
Thereafter..................................................   2,053
                                                              ------
Total.......................................................  $6,996
                                                              ======

     The Company assigned certain of its channel licenses to a group affiliated with the Company in November 1993 and entered into agreements to lease those channels for an initial term of five years, renewable at the Company's option, for an unlimited number of one-year terms thereafter. Annual lease payments

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES required to be paid by the Company in connection with the aforementioned channel leases were nominal. The majority of such licenses were reassigned to the Company during 1996.

  Operating Leases

     The Company leases various office, warehouse and transmission tower space and certain office equipment, furniture and vehicles. Rent expense during 1994, 1995 and 1996 was approximately $1.2 million, $2.4 million and $2.7 million, respectively. Future minimum commitments as of December 31, 1996 under these leases are as follows (in thousands):

1997........................................................  $ 2,762
1998........................................................    2,408
1999........................................................    1,818
2000........................................................    1,469
2001........................................................      858
Thereafter..................................................    1,892
                                                              -------
Total.......................................................  $11,207
                                                              =======

  Capital Leases

     The Company leases certain vehicles and office equipment under noncancelable capital leases. Equipment capitalized under such leases as of December 31, 1995 and 1996 was approximately $3.1 million and $2.2 million, respectively. Future minimum payments for capital leases as of December 31, 1996 are approximately $1,051,000, $896,000, $225,000, $15,000 and $1,000 for the
years ending December 31, 1997 through 2001, respectively, including interest of approximately $251,000.

11. COMMITMENTS AND CONTINGENCIES

  Seattle Agreement

     Pursuant to a consulting agreement, the Company issued 10% of the Common Stock of American Telecasting of Seattle, Inc., to a third party, and is required to issue up to an additional 5% in the event that a certain subscriber level is achieved in the Seattle system once it becomes operational.

  Programming Agreements

     The Company has entered into a series of noncancelable agreements to purchase entertainment programming for rebroadcast which expire through 2005. The agreements generally require monthly payments based upon the number of subscribers to the Company's systems, subject to certain minimums. Such expenses totaled approximately $5.9 million, $14.4 million and $19.3 million in 1994, 1995 and 1996, respectively.

  Litigation

     In February 1994, a complaint was filed by Fresno Telsat, Inc. ("Fresno Telsat") in the Superior Court of the State of California for the County of Monterey against a director and officer of the Company, the Company, and other named and unnamed defendants. The complaint seeks compensatory damages (in an unspecified amount but estimated by the plaintiff to be no less than $5 million) and exemplary damages against all defendants, costs, and other relief. The complaint alleges, among other claims, that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to Fresno Telsat. Although the ultimate outcome of this matter cannot be predicted, management believes, based on its review of this claim and discussion with legal counsel, that the resolution of this matter will not have a material impact on the Company's financial position or future results of operations.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     On January 12, 1996, Videotron (Bay Area) Inc. filed a complaint against ATI in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint alleges that ATI has caused certain entities from which ATI leases channels and airtime for its Bradenton and Lakeland, Florida wireless cable markets (the "ATI Lessors") to actively oppose Videotron's FCC applications to increase broadcast power in Videotron's Tampa, Florida wireless cable system (the "Tampa market") in violation of a Non-Interference Agreement between Videotron and ATI (the "Non-Interference Agreement"). The Complaint seeks injunctive relief directing ATI to perform all acts, services and undertakings required under the Non-Interference Agreement, including but not limited to using reasonable best efforts to cause the ATI Lessors not to object to Videotron's attempt to increase broadcast power in the Tampa market and to enter into certain non-interference agreements with respect thereto. In the alternative, the Complaint seeks damages for breach of the Non-Interference Agreement (in an unspecified amount but exceeding $15,000). Recently, in responding to written interrogatories, Videotron estimated its damages to be approximately $113.5 million. Although the ultimate outcome of this litigation cannot be predicted at this time, management of ATI believes, based upon its review of the Complaint and after consultation with counsel, that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

     In addition, the Company is occasionally a party to legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

12. INCOME TAXES

     As of December 31, 1996, the Company had net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $156.6 million. The NOLs expire in years 2003 through 2011. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. SFAS No. 109 requires that the tax benefit of NOLs for financial reporting purposes be recorded as an asset. To the extent that management assesses the realization of deferred tax assets to be less than "more likely than not," a valuation reserve is established.

     The temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1995 and 1996, are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 41,123    $ 59,494
  Interest expense not currently deductible.................     9,758      22,278
  Other.....................................................     1,881         664
                                                              --------    --------
Total gross deferred tax assets.............................    52,762      82,436
Deferred tax liabilities:
  Basis differences attributable to purchase accounting
     (Choice TV Group, People's Cable and FWCTI -- see Note
     3).....................................................   (16,643)    (20,897)
  Property and equipment, principally due to differences in
     depreciation and capitalized installation costs........   (14,964)     (9,654)
                                                              --------    --------
Total deferred tax liabilities..............................   (31,607)    (30,551)
Less valuation reserve......................................   (27,286)    (54,719)
                                                              --------    --------
Net deferred tax liability..................................  $( 6,131)   $( 2,834)
                                                              ========    ========

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     The income tax benefit for the years ended December 31, 1995 and 1996 is comprised of the following (in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1995      1996
                                                              ------    ------
Currently Payable:
  Federal...................................................  $   --    $   --
  State.....................................................      --        --
Deferred:
  Federal...................................................   1,907     2,769
  State.....................................................     363       528
                                                              ------    ------
                                                              $2,270    $3,297
                                                              ======    ======

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit for the years ended December 31, 1995 and 1996 is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1995      1996
                                                              ----      ----
Tax at U.S. statutory rates.................................   35%       35%
Effect of graduated rates...................................   (1)       (1)
State income taxes, net of federal tax benefit..............    4         4
Losses not benefited for financial reporting purposes.......  (32)      (26)
Other, net..................................................   (2)       (9)
                                                              ---       ---
                                                                4%        3%
                                                              ===       ===

13. BENEFIT PLANS

     The Company sponsors a defined contribution profit sharing plan, the "American Telecasting, Inc. 401(K) Retirement Plan" (the "Plan"). Substantially all of the Company's employees are eligible to participate in the Plan, which commenced existence on September 1, 1994. Company contributions to the Plan are based on a percentage of employee's contributions, subject to certain maximum limits. The cost of the Plan for the years ended December 31, 1994, 1995 and 1996 approximated $52,000, $249,000 and $122,000, respectively.

     The Company also sponsors an employee stock ownership plan, the "American Telecasting, Inc. Associate Stock Purchase Plan" (the "Stock Purchase Plan"). Generally, all full-time employees who have been employed by the Company for at least one year are eligible to participate in the Stock Purchase Plan. The purchase price of each share of the Company's Class A Common Stock purchased by Stock Purchase Plan participants is 90% of the closing price of the Class A Common Stock on the last day of each calendar quarter. The shares are purchased in the open market and the Company pays ten percent of the purchase price and all administrative costs. An aggregate of 250,000 shares of the Company's Class A Common Stock may be sold pursuant to the Stock Purchase Plan. As of December 31, 1996, 245,764 additional shares may be sold pursuant to the Stock Purchase Plan. Employer contributions and administrative costs paid by the Company related to the Stock Purchase Plan aggregated $16,000 and $22,000 during the years ended December 31, 1995 and 1996, respectively.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

14. RELATED PARTY TRANSACTIONS

     As of December 31, 1995 and 1996, the Company had loans in the form of demand promissory notes to officers, employees and others totaling $543,000 and $322,000, respectively. Such notes generally bear interest at rates ranging from the prime rate plus 1.0% to the prime rate plus 1.25% and are due on demand.

15. QUARTERLY RESULTS OF OPERATIONS

     The following summarizes the Company's unaudited quarterly results of operations for 1996 and 1995 (dollars in thousands, except per share amounts):

                                                           THREE MONTHS ENDED
                                            ------------------------------------------------
                                            MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                            --------   --------   ------------   -----------
Year Ended December 31, 1996:
  Total revenues..........................  $ 15,423   $ 15,422     $ 15,456      $ 15,731
  Loss from operations....................   (10,419)   (10,111)     (11,360)      (34,299)
  Net loss................................   (18,749)   (18,396)     (20,212)      (41,023)
  Net loss applicable to Class A Common
     Stock................................   (18,749)   (18,396)     (20,212)      (47,273)
  Net loss per share applicable to Class A
     Common Stock.........................  $  (1.13)  $  (1.06)    $  (1.09)     $  (2.38)
Year Ended December 31, 1995:
  Total revenues..........................  $  9,444   $ 10,987     $ 13,009      $ 14,061
  Loss from operations....................    (6,146)    (6,744)      (8,146)      (14,630)
  Loss before extraordinary charge and
     cumulative effect of accounting
     change...............................    (7,711)   (10,764)     (14,351)      (22,870)
  Net loss................................    (7,109)   (10,764)     (25,892)      (22,870)
  Loss per share before extraordinary
     charge and cumulative effect of
     accounting change....................  $  (0.51)  $  (0.68)    $  (0.88)     $  (1.39)
  Net loss per share......................     (0.47)     (0.68)       (1.58)        (1.39)

     During the fourth quarter of 1996, the Company recognized an impairment loss on its wireless cable assets of approximately $21.3 million and a preferred dividend of approximately $6.3 million relating to its Series B Convertible Preferred Stock. During the fourth quarter of 1995, the Company recognized approximately $1.3 million related to certain severance, lease termination and other costs.

     The total of net loss per share for the 1996 and 1995 quarters does not equal net loss per share for the respective years as per share amounts for each quarter and for the year are computed based on their respective discrete periods.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

16. VALUATION AND QUALIFYING ACCOUNTS (DOLLARS IN THOUSANDS)

                                                           ADDITIONS
                                             BALANCE AT    CHARGED TO                   BALANCE AT
                                            BEGINNING OF   COSTS AND                      END OF
                                               PERIOD       EXPENSES    DEDUCTIONS(1)     PERIOD
                                            ------------   ----------   -------------   ----------
For the Year ended December 31, 1994
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts...........................      $156         $  986(2)     $  598          $544
                                                ====         ======        ======          ====
For the Year ended December 31, 1995
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts...........................      $544         $2,714(3)     $2,342          $916
                                                ====         ======        ======          ====
For the Year ended December 31, 1996
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts...........................      $916         $2,322        $2,551          $687
                                                ====         ======        ======          ====

---------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Includes additions of $155 attributable to purchase accounting.

(3) Includes additions of $287 attributable to purchase accounting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN TELECASTING, INC.

                                            By:    /s/ ROBERT D. HOSTETLER
                                              ----------------------------------
                                                     Robert D. Hostetler
                                              President, Chief Executive Officer
                                                          and Director

Date: March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997:

                      SIGNATURE                                            TITLE
                      ---------                                            -----

             By: /s/ DONALD R. DEPRIEST                Chairman of the Board and Director
  -------------------------------------------------
                 Donald R. DePriest

             By: /s/ ROBERT D. HOSTETLER               President, Chief Executive Officer and
  -------------------------------------------------      Director (Principal Executive Officer)
                 Robert D. Hostetler

              By: /s/ RICHARD F. SENEY                 Vice Chairman of the Board, Secretary and
  -------------------------------------------------      Director
                  Richard F. Seney

              By: /s/ DAVID K. SENTMAN                 Senior Vice President, Chief Financial Officer
  -------------------------------------------------      and Treasurer (Principal Financial Officer)
                  David K. Sentman

             By: /s/ FRED C. PATTIN, JR.               Controller (Principal Accounting Officer)
  -------------------------------------------------
                 Fred C. Pattin, Jr.

             By: /s/ MITCHELL R. HAUSER                Director
  -------------------------------------------------
                 Mitchell R. Hauser

             By: /s/ JAMES S. QUARFORTH                Director
  -------------------------------------------------
                 James S. Quarforth

               By: /s/ CARL A. ROSBERG                 Director
  -------------------------------------------------
                   Carl A. Rosberg

                               INDEX TO EXHIBITS

      EXHIBIT NO.                           DESCRIPTION

        3.1 -- Certificate of Designation for Series B Convertible Preferred Stock of American Telecasting, Inc. dated August 6, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 7, 1996).

        3.2 -- Amendment to Restated Certificate of Incorporation of American Telecasting, Inc. dated April 24, 1996 (incorporated by reference to Exhibit 3.1(i) to the Company's Quarterly Report on 10-Q for the period ended June 30, 1996).

        3.3 -- Restated Certificate of Incorporation of American Telecasting, Inc., dated April 27, 1995 (incorporated by reference to Exhibit
                3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995).

        3.4 -- Amended and Restated By-Laws of American Telecasting, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31,
                1995).

        4.1  -- Specimen Common Stock Certificate (incorporated by reference to
                Exhibit 2 to the Company's Registration Statement on Form 8-A filed on December 6, 1993).

        4.2 -- Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed on April 26, 1996).

        4.3  -- Specimen Class B Common Stock Certificate.

        4.4  -- Specimen Series B Convertible Preferred Stock Certificate.

        4.5 -- Supplemental Indenture dated as of August 10, 1995 between American Telecasting, Inc. and First Trust National Association, Trustee, supplementing and amending the Indenture dated as of June 23, 1994 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

        4.6 -- Indenture dated as of June 23, 1994 between American Telecasting, Inc. and First Trust National Association, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the period ended December 31,
                1994).

        4.7  -- Form of Senior Discount Note due 2004 (included within Exhibits
                4.5 and 4.6).

        4.8 -- Supplemental Warrant Agreement dated as of August 10, 1995 between American Telecasting, Inc. and First Union National Bank of North Carolina, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

        4.9 -- Warrant Agreement dated as of June 23, 1994 between American Telecasting, Inc. and First Union National Bank of North Carolina, as warrant agent (incorporated by reference to Exhibit
                4.4 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994).

        4.10 -- Form of Warrant (included within Exhibits 4.8 and 4.9).

        4.11 -- Collateral and Disbursement Agreement dated as of June 23, 1994 between First Trust National Association and American Telecasting, Inc. (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994).

      EXHIBIT NO.                           DESCRIPTION

        4.12 -- Indenture dated as of August 10, 1995 between American Telecasting, Inc., as Issuer, and First Trust National Association, as Trustee (incorporated by reference to Exhibit
                4.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

        4.13 -- Form of Senior Discount Note due 2005 (included within Exhibit 4.12).

        4.14 -- Warrant Agreement dated as of August 10, 1995 between American Telecasting, Inc. and First Union National Bank of North Carolina, as warrant agent (incorporated by reference to Exhibit
                4.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

        4.15 -- Form of Warrant (included within Exhibit 4.14).

        4.16 -- Registration Rights Agreement dated as of August 10, 1995 by and among American Telecasting, Inc. and Dillon Read & Co., Inc. and CS First Boston Corporation (incorporated by reference to
                Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

       10.1 -- Stock Purchase and Sale Agreement dated as of June 7, 1995 by and between Bruce Merrill and Virginia Merrill and their successors in trust, as trustees of the Merrill Revocable Trust dated August 20, 1982 and American Telecasting, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                1995).

       10.2 -- Binding Letter Agreement dated as of July 6, 1995 by and between Red Rock Communications, Inc. and American Telecasting, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                1995).

       10.3 -- Management Agreement dated as of February 3, 1996 between Fresno MMDS Associates and American Telecasting Development, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31,
                1995).

       10.4 -- Standard Commercial Lease Agreement, dated as of September 18, 1995, between Tech Center VI Associates, L.P., as Lessor, and American Telecasting, Inc., as Lessee (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

       10.5 -- Employment Agreement effective as of January 4, 1996 between American Telecasting, Inc. and Robert D. Hostetler (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on 10-Q for the period ended March 31, 1996).

       10.6 -- Employment Agreement dated August 10, 1995 between American Telecasting, Inc. and David K. Sentman (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

       10.7 -- First Amendment to Amended and Restated Revolving Credit Agreement dated as of June 30, 1996 among Fresno MMDS Associates, First Union National Bank of North Carolina, Fresno Telsat, Inc. and Fresno Wireless Cable Television, Inc.; related Subordination Agreement dated as of June 30, 1996 by American Telecasting, Inc. and Fresno MMDS Associates in favor of First Union National Bank of North Carolina; related Assignment Acceptance and Intercreditor Agreement dated as of July 18, 1996 among First Union National Bank of North Carolina as agent and Fresno MMDS Associates (incorporated by reference to Exhibit
                10.4 to the Company's Quarterly Report on 10-Q for the period ended June 30, 1996).

      EXHIBIT NO.                           DESCRIPTION

       10.8 -- Side agreement between Fresno Telsat, Inc. and American Telecasting, Inc. dated July 18, 1996 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on 10-Q for the period ended June 30, 1996).

       10.9 -- Amended and Restated Revolving Credit Agreement between Fresno MMDS Associates, First Union National Bank of North Carolina, Fresno Telsat, Inc. and Fresno Wireless Cable Television, Inc. dated as of September 30, 1994; related Amended and Restated Revolving Credit Note by Fresno MMDS Associates in favor of First Union National Bank of North Carolina; related Pledge and Security Agreement dated as of September 30, 1994 between Fresno MMDS Associates and First Union National Bank of North Carolina; related Collateral Assignment and Security Agreement dated as of September 30, 1994 by and between FMA Licensee Subsidiary, Inc. and First Union National Bank of North Carolina (incorporated by reference to Exhibit 10.21 to the Company's Form S-4 Registration Statement filed on September 22, 1995).

       10.10 -- Credit Agreement dated as of February 26, 1997, among American Telecasting, Inc. and Banque Indosuez, New York Branch, as Agent, and the lending institutions listed therein (the "Banks"); related Option Agreement dated as of February 26, 1997 among American Telecasting, Inc. and Indosuez CM II, Inc.; related Bond Appreciation Rights Certificate dated February 26, 1997; related Securities Pledge Agreement dated as of February 26, 1997 in favor of Banque Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks; related Securities Pledge Agreement dated as of February 26, 1997 made by American Telecasting of Green Bay, Inc. in favor of Banque Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks; related General Security Agreement dated as of February 26, 1997 made by certain subsidiaries of American Telecasting, Inc. in favor of Banque Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks; related Registration Rights Agreement dated as of February 26, 1997 among American Telecasting, Inc. and the holders of the warrants to purchase an aggregate of 141,667 shares of the Class A Common Stock of American Telecasting, Inc.; related Securities Pledge Agreement dated as of February 26, 1997 made by American Telecasting, Inc. in favor of Banque Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks.

       10.11 -- Form of Underwriting Agreement dated as of May 21, 1996 among Alex. Brown & Sons Incorporated, Dillon, Read & Co. Inc., and American Telecasting, Inc. (incorporated by reference to Exhibit
                1.1 to the Company's Registration Statement on Form S-3 filed on April 10, 1996).

       10.12 -- Stock Purchase Agreement dated as of August 6, 1996 by and among American Telecasting, Inc., Museum Assets Ltd., and Ashline, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on 10-Q for the period ended September 30,
                1996).

       10.13 -- Stock Purchase Agreement dated October 25, 1996 by and among American Telecasting, Inc., Wartone Property Holdings, Ltd., Harleko Ltd., and Tarian Properties, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on 10-Q for the period ended September 30, 1996).

       10.14 -- Agreement for Purchase and Sale of Assets dated June 28, 1996 among Novner Enterprises, Inc., Alvin Novick, Phyllis Novick, American Telecasting of Cincinnati, Inc. and American Telecasting, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on 10-Q for the period ended June 30, 1996).

      EXHIBIT NO.                           DESCRIPTION

       10.15 -- Management Agreement dated as of June 28, 1996 between Novner Enterprises, Inc. and American Telecasting of Cincinnati, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on 10-Q for the period ended June 30, 1996).

       10.16 -- Agreement for Exchange of Assets dated July 10, 1996 among Heartland Wireless Communications, Inc., Heartland Wireless South Dakota Properties, Inc., Heartland Wireless Florida Properties, Inc. and American Telecasting, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on 10-Q for the period ended June 30, 1996).

       10.17 -- American Telecasting, Inc. 1990 Stock Option Program, As Amended (Effective April 25, 1996) (incorporated by reference to Exhibit
                10.6 to the Company's Quarterly Report on 10-Q for the period ended June 30, 1996).

       10.18 -- Form of Registration Rights Agreement between American Telecasting, Inc. and Stockholder (incorporated by reference to Exhibit 10.40 to the Company's Form S-1 Registration Statement filed on October 8, 1993).

       11.1  -- Statement regarding computation of per share earnings.

       21.1  -- Subsidiaries of American Telecasting, Inc.

       23.1  -- Consent of Independent Public Accountant.

       27.1  -- Financial Data Schedule.