Form 10-Q
period 1997-03-31
AMERICAN TELECASTING INC/DE/
filed 1997-05-15
CIK 913271

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                              -------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number :

                                    0-23008
--------------------------------------------------------------------------------


                           AMERICAN TELECASTING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    54-1486988
----------------------------------------    ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)

         5575 Tech Center Drive,
          Colorado Springs, CO                                80919
----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:       (719) 260 - 5533
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

As of May 12, 1997, 25,743,607 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           AMERICAN TELECASTING, INC.

                                     INDEX


                                                                             Page
                                                                             ----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
            Condensed Consolidated Balance Sheets -
             December 31, 1996 and March 31, 1997 .........................    3

            Condensed Consolidated Statements of Operations -
             Three Months Ended March 31, 1996 and 1997 ...................    4

            Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1996 and 1997 ...................    5

            Notes to Condensed Consolidated Financial Statements ..........    6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................   11


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings ..............................................   16

Items 2-4. Not applicable

Item 5.    Other Information ..............................................   17

Item 6.    Exhibits and Reports on Form 8-K ...............................   18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                    December 31,      March 31,
                                                                        1996            1997
                                                                    ------------    ------------
                                                                                     (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ......................................   $     18,476    $     14,125
 Trade accounts receivable, net .................................          1,867           1,352
 Prepaid expenses and other current assets ......................          2,790           3,721
                                                                    ------------    ------------
Total current assets ............................................         23,133          19,198
Property and equipment, net .....................................         99,271          91,147
Deferred license and leased license acquisition
 costs, net .....................................................        139,537         139,432
Goodwill, net ...................................................         15,163          14,946
Deferred financing costs, net ...................................          4,704           5,761
Other assets, net ...............................................          1,764           1,496
                                                                    ------------    ------------
        Total assets ............................................   $    283,572    $    271,980
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses ..........................   $     15,022    $     13,947
 Current portion of long-term obligations .......................          5,852           8,636
 Customer deposits ..............................................            397             370
                                                                    ------------    ------------
Total current liabilities .......................................         21,271          22,953
Deferred income taxes ...........................................          2,834           2,834
2004 Notes ......................................................        135,484         140,561
2005 Notes ......................................................        116,480         120,840
Other long-term obligations, net of current portion .............          4,390           4,131
                                                                    ------------    ------------
        Total liabilities .......................................        280,459         291,319

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $.01 par value; 2,500,000 shares
 authorized; none issued and outstanding ........................             --              --
Series B Convertible Preferred Stock, $.01 par value; 500,000 shares authorized;  250,000 shares issued; 110,000 shares
 and none outstanding, respectively .............................         13,237              --
Class A Common Stock, $.01 par value; 30,000,000 shares
 authorized; 20,784,238 and 25,743,607 shares issued and
 outstanding, respectively ......................................            208             257
Class B Common Stock, $.01 par value; 10,000,000 shares
 authorized; no shares issued and outstanding ...................             --              --
Additional paid-in capital ......................................        176,091         189,410
Common Stock warrants outstanding ...............................         10,129          10,129
Accumulated deficit .............................................       (196,552)       (219,135)
                                                                    ------------    ------------
        Total stockholders' equity (deficit) ....................          3,113         (19,339)
                                                                    ------------    ------------
        Total liabilities and stockholders' equity (deficit) ....   $    283,572    $    271,980
                                                                    ============    ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                   ----------------------------
                                                       1996            1997
                                                   ------------    ------------
Revenues:
 Service and other .............................   $     15,055    $     15,760
 Installation ..................................            368             260
                                                   ------------    ------------
Total Revenues .................................   $     15,423    $     16,020
Costs and Expenses:
 Operating .....................................          8,818           9,826
 Marketing .....................................          2,055             864
 General and administrative ....................          5,011           5,076
 Depreciation and amortization .................          9,958          12,833
                                                   ------------    ------------
Total costs and expenses .......................         25,842          28,599
                                                   ------------    ------------
Loss from operations ...........................        (10,419)        (12,579)
Interest expense ...............................         (8,829)        (10,331)
Interest income ................................            350             184
Other income, net ..............................             44             143
                                                   ------------    ------------
Loss before income tax benefit .................        (18,854)        (22,583)
Income tax benefits ............................            105              --
                                                   ------------    ------------
Net loss .......................................   $    (18,749)   $    (22,583)
                                                   ============    ============
Net loss per share .............................          (1.13)           (.92)

Weighted average number of shares outstanding ..     16,585,638      24,586,313
                                                   ============    ============



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)



                                                                     Three Months Ended
                                                                         March 31,
                                                                    --------------------
                                                                      1996        1997
                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .......................................................   $(18,749)   $(22,583)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization .................................      9,958      12,833
  Deferred income taxes .........................................       (105)         --
  Amortization of debt discount and deferred financing costs ....      8,361       9,667
  Bond appreciation rights and warrants .........................         --         301
  Minority interest income ......................................         --        (127)
  Other .........................................................          4         142
  Changes in operating assets and liabilities ...................     (4,054)     (1,509)
                                                                    --------    --------
   Net cash used in operating activities ........................     (4,585)     (1,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment ............................     (8,648)     (2,318)
 Additions to deferred license and leased license
  acquisition costs .............................................     (1,655)       (561)
 Proceeds from disposition of  assets ...........................         --          55
 Net cash used in acquisitions ..................................         --      (1,293)
                                                                    --------    --------
   Net cash used in investing activities ........................    (10,303)     (4,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock, net of
  stock issuance costs ..........................................        185          --
 Borrowings under credit facilities .............................        200       6,155
 Principal payments on revolving credit facilities ..............         --      (2,950)
 Increase in deferred financing costs ...........................         --      (1,285)
 Contributions by minority interest holder ......................         --         462
 Principal payments on notes payable ............................       (621)     (1,068)
 Principal payments on capital lease obligations ................       (194)       (272)
                                                                    --------    --------
  Net cash (used in) provided by financing activities ...........       (430)      1,042
                                                                    --------    --------
 Net decrease in cash and cash equivalents ......................    (15,318)     (4,351)
 Cash and cash equivalents, beginning of period .................     32,514      18,476
                                                                    --------    --------
 Cash and cash equivalents, end of period .......................   $ 17,196    $ 14,125
                                                                    ========    ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                 AMERICAN TELECASTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BUSINESS DESCRIPTION

     History and Organization

          American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service. ATI and its subsidiaries are collectively referred to herein as the "Company." As of March 31, 1997, the Company owned and operated 38 wireless cable systems located throughout the United States (the "Developed Markets"). The Company also has significant wireless cable (microwave) frequency interests in 16 other U.S. markets (the "Undeveloped Markets").

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

          Since early 1996, the Company has taken certain actions aimed at reducing its costs and conserving its capital. Such measures include reductions in the size of the Company's workforce and decreases in capital expenditures and discretionary expenses. During 1997, the Company does not plan to make the capital expenditures necessary to add enough subscribers to replace those subscribers who choose to stop receiving the Company's service. Moreover, at this time, the Company does not generally intend to further develop any of its Undeveloped Markets using analog technology. Thus, the Company anticipates that its analog customer base will decrease somewhat during 1997. As the Company's analog subscriber base decreases, its revenues are expected to decrease unless and until it is able to successfully introduce other revenue-producing wireless services, such as digital video, high-speed Internet access and telephony. The Company currently expects that its existing cash and investment balances, proceeds from the Credit Facility (see Note 3) and cash generated from operations will be sufficient to finance its operations during 1997. Thereafter, additional financing will be required. If the Company's capital resources are not sufficient to finance its operations, either in 1997 or thereafter, the Company will be required to curtail its operations and development plans, which curtailment could involve, among other things, a complete cessation of new customer additions. Any proceeds received by the Company from the BellSouth Transaction (See - Note 5) will provide further resources to help finance the Company's operations and development plans.

          The Company will require significant additional capital to fully implement its digital strategy. To meet such capital requirements, the Company is pursuing opportunities to enter into strategic relationships or transactions with other providers of telecommunications services. Such relationships or transactions could involve, among other things, joint ventures, sales or exchanges of stock or assets, or loans to or investments in the Company by strategic partners. Except for the BellSouth Transaction, the Company has not reached any agreements or understandings with respect to such relationships or transactions and there can be no assurance that any such agreements or understandings will be reached.

          Interest payments on the Company's Senior Discount Notes due 2004 (the "2004 Notes") and the Company's 14.5% Senior Discount Notes due 2005 (the "2005 Notes") will commence on December 15, 1999 and February 15, 2001, respectively. Interest payments in 1999, 2000, and 2001 are expected to be approximately $14.3 million, $28.5 million and $59.1 million, respectively.

     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

          The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 1997, cash equivalents principally consisted of money market funds, commercial paper, federal government/agency debt securities, and other short-term, investment-grade, interest-bearing securities. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets.

     Net Loss Per Share

          Net loss per share is computed on the weighted-average number of common shares outstanding for the respective periods. The effect of common stock equivalents on net loss per share is not included as it would be antidilutive.

          In 1997, the Financial Accounting Standards Board released SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. SFAS No. 128 is effective for reporting periods ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share.

          Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, management does not believe that SFAS No. 128 will have an impact upon historical net loss per share as reported.

3.   DEBT

          Long-term debt at March 31, 1997 consisted of the following (in thousands):


2004 Notes ........................................................     $140,561
2005 Notes ........................................................      120,840
Credit facility ...................................................        6,456
Notes payable .....................................................        3,385
Capital leases ....................................................        1,687
                                                                        --------
  Total ...........................................................      272,929
  Less current portion ............................................        8,636
                                                                        --------
  Long-term debt ..................................................     $264,293
                                                                        ========


          On February 26, 1997, the Company entered into a twelve month $17,000,000 credit facility (the "Credit Facility") with a bank. The loan must be repaid earlier than the specified termination date and certain mandatory prepayments must be made with proceeds from debt issuances or certain asset sales, including the BellSouth Transaction. The Credit Facility bears interest at a rate of 12.5%, which rate will increase by 0.50% per quarter. Borrowings under the Credit Facility are secured by a security interest in favor of the bank in substantially all of the assets of ATI and its subsidiaries. The Credit Facility is further secured by a pledge of the stock of substantially all of ATI's subsidiaries as well as a pledge of the note due to ATI from its Fresno subsidiary under the Fresno Facility (as defined herein).

          At or prior to closing, the Company paid the bank commitment and additional fees totaling $680,000 and reimbursed the bank for its out-of-pocket expenses incurred in conjunction with the making of the loan. These payments are included in deferred financing costs and are amortized over the life of the loan. During the term of the Credit Facility, the Company is required to pay to the bank a commitment commission on the unused loan balance at the annual rate of 0.50%. The Company has deposited $1.0 million in escrow to satisfy certain interest obligations under the Credit Facility, which amount is classified as a prepaid expense and other current asset in the accompanying balance sheet as of March 31, 1997.

          At closing, the Company also delivered 4,500 bond appreciation rights ("BARs") and an option to exercise 141,667 debt warrants or 141,667 equity warrants. The debt warrants give the holder the right to increase the principal amount of the loan by $6.00 per warrant, or the right to require the Company to purchase the debt warrant for $6.00 per warrant. The debt warrants are exercisable or puttable during a five-day period beginning on the earlier of one year from the date of issuance, or notice that payment in full of the Credit Facility has occurred or will occur shortly. The equity warrants give the holder the right to purchase up to 141,667 shares of the Company's Class A Common Stock for a price of $3.281 per share. Pursuant to the option agreement relating to the warrants, the equity warrants become exercisable only to the extent that the holder elects not to exercise or put the debt warrants or, if the holder elects to put the debt warrants to the Company, the Company fails to make payment therefor within the time required. The Company valued the option at $6.00 per warrant and is accreting this obligation through interest expense to the expected maturity of the debt.

          Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of the 2004 Notes on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash. Included in the accompanying balance sheet as of March 31, 1997 is $180,000 and $121,000 for amounts accrued pursuant to the BARs and warrants, respectively.

          During 1996, Fresno MMDS Associates, which operates the Company's Fresno, Visalia and Merced wireless cable systems (the "Fresno Partnership") maintained a revolving credit facility (the "Fresno Facility") with a bank that provided for borrowings for the Fresno, Visalia and Merced systems. As of March 31, 1997, no amounts were available for borrowing under the Fresno Facility. The Fresno Facility was required to be fully assigned from the bank to ATI by March 31, 1997. As of March 31, 1997, all amounts due to the bank under the Fresno Facility were repaid by ATI with proceeds from the Credit Facility.

4.   SERIES B CONVERTIBLE PREFERRED STOCK

          During 1996, the Company completed private placements of a total of 250,000 shares of Series B Convertible Preferred Stock, resulting in total net proceeds to the Company of $23.8 million. During 1996, 140,000 shares of Series B Convertible Preferred Stock were converted into a total of 2,273,785 shares of the Company's Class A Common Stock with conversion prices ranging from $4.33 to $7.87. During the first quarter of 1997, the remaining 110,000 shares of Series B Convertible Preferred Stock were converted into a total of 4,959,369 shares of the Company's Class A Common Stock at conversion prices ranging from $2.10 to $4.37.

          Each share of Series B Preferred Stock was convertible, at the option of the holder, into that number of shares of Common Stock determined by dividing (a) the sum of (i) the original issuance price for each such share of Series B Preferred Stock plus (ii) the amount of all accrued but unpaid dividends on each share of Series B Preferred Stock so converted, by (b) the Conversion Price (as defined herein) in effect at the time of conversion. The "Conversion Price" at any given time was equal to 80% of the prevailing market price of the Class A Common Stock, provided that the Conversion Price could not exceed $12.50 or be less than $2.00.

5.   COMMITMENTS AND CONTINGENCIES

     Litigation

          In February 1994, a complaint was filed by Fresno Telsat, Inc. ("Fresno Telsat") in the Superior Court of the State of California for the County of Monterey against a director and officer of the Company, the Company, and other named and unnamed defendants. The complaint seeks compensatory damages and exemplary damages against all defendants, costs, and other relief. In the course of pre-trial discovery, the plaintiff estimated its damage claim at approximately $200 million. The complaint alleges, among other claims, that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to Fresno Telsat. Although the ultimate outcome of this matter cannot be predicted, management continues to believe, based on its review of this claim and discussion with legal counsel, that the resolution of this matter will not have a material impact on the Company's financial position or future results of operations.

          On January 12, 1996, Videotron (Bay Area) Inc. filed a complaint against ATI in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint alleges that ATI has caused certain entities from which ATI leases channels and airtime for its Bradenton and Lakeland, Florida wireless cable markets (the "ATI Lessors") to actively oppose Videotron's FCC applications to increase broadcast power in Videotron's Tampa, Florida wireless cable system (the "Tampa market") in violation of a Non-Interference Agreement between Videotron and ATI (the "Non-Interference Agreement"). The Complaint seeks injunctive relief directing ATI to perform all acts, services and undertakings required under the Non-Interference Agreement including, but not limited to, using reasonable best efforts to cause the ATI Lessors not to object to Videotron's attempt to increase broadcast power in the Tampa market and to enter into certain non-interference agreements with respect thereto. In the alternative, the Complaint seeks damages for breach of the Non-Interference Agreement (in an unspecified amount but exceeding $15,000). Recently, in responding to written interrogatories, Videotron estimated its damages to be approximately $113.5 million. Although the ultimate outcome of this litigation cannot be predicted at this time, management of ATI believes, based upon its review of the Complaint and after consultation with counsel, that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

          In addition, the Company is occasionally a party to legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

     BTA Auction

          The Company was involved in the FCC's bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"), which was completed in March 1996. The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.3 million has been paid. The remaining amount (approximately $800,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur in 1997.

     BellSouth Transaction

          On March 18, 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless Cable, Inc. ("BellSouth Wireless") which provides for the sale of all of the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southeastern Assets") to BellSouth Wireless. The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Bradenton, Naples, Sebring and Miami, Florida. The purchase price for all of the Southeastern Assets will range from $67.9 million to $103.2 million, depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless. The BellSouth Agreement contains customary conditions to closing, including the expiration of applicable waiting periods under the federal antitrust laws and the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that the sale of assets to BellSouth Wireless (the "BellSouth Transaction") will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's wireless communications services; changes in labor, equipment and capital costs; the unavailability of digital compression technology and equipment at reasonable prices; the Company's inability to incorporate digital compression technology into certain of its subscription television systems in a cost efficient manner; the Company's inability to develop and implement new services such as high-speed Internet access and telephony; the Company's inability to obtain the necessary authorizations from the FCC for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; a failure by the Company to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

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

     Management believes that period-to-period comparisons of the Company's financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the changes in the Company's business strategy during the periods presented, as discussed more fully above.

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

     On March 18, 1997, the Company entered into the BellSouth Agreement which provides for the sale of all of the Company's Southeastern Assets to BellSouth Wireless. The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Bradenton, Naples, Sebring and Miami, Florida. The purchase price for all of the Southeastern Assets will range from $67.9 million to $103.2 million, depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless. The BellSouth Agreement contains customary conditions to closing, including the expiration of applicable waiting periods under the federal antitrust laws and the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that the BellSouth Transaction will be consummated.

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

     To date, the Company's operations have required substantial amounts of capital for (i) the installation of equipment in new subscribers' homes, (ii) the construction of additional transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems, and (v) investments in, and maintenance of, vehicles and administrative offices. The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the three month periods ended March 31, 1997 and 1996 were approximately $2.3 million, and $8.6 million, respectively. Such expenditures were primarily for the installation of equipment in new subscribers' homes for the three months ended March 31, 1997 and for the construction and expansion of the Company's wireless cable systems and the installation of equipment in new subscribers' homes for the three months ended March 31, 1996.

     In addition, the Company was involved in the FCC's bidding process for wireless cable channel authorizations in certain BTAs, which was completed in March 1996. The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.3 million has been paid. The remaining amount (approximately $800,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur in 1997.

     On June 28, 1996, the Company entered into a definitive agreement to acquire wireless cable channel rights and certain other subscription television assets in Cincinnati, Ohio (the "Cincinnati Acquisition") for aggregate consideration of approximately $5.2 million (of which approximately $3.5 million had been paid as of March 31, 1997). Also on June 28, 1996, the Company acquired certain of the Cincinnati subscription television assets and entered into a management agreement to operate the subscription television assets that it has not yet acquired. The subscription television assets acquired or to be acquired by the Company in connection with the Cincinnati Acquisition served approximately 3,100 subscribers as of the date of acquisition. Completion of the Cincinnati Acquisition is subject to certain contingencies, such as FCC approvals, the satisfactory completion of due diligence, and other customary conditions to closing. Closing of the Cincinnati Acquisition is currently scheduled for July 10, 1997. There can be no assurance that the Cincinnati Acquisition will be consummated.

     On February 26, 1997, the Company entered into a twelve month $17,000,000 credit facility (the Credit Facility) with a bank. The loan must be repaid earlier than the specified termination date and certain mandatory prepayments must be made with proceeds from debt issuances or certain asset sales, including the BellSouth Transaction. The Credit Facility bears interest at a rate of 12.5%, which rate will increase by 0.50% per quarter. Borrowings under the Credit Facility are secured by a security interest in favor of the bank in substantially all of the assets of ATI and its subsidiaries. The Credit Facility is further secured by a pledge of the stock of substantially all of ATI's subsidiaries as well as a pledge of the note due to ATI from its Fresno subsidiary under the Fresno Facility.

     At or prior to closing, the Company paid the bank commitment and additional fees totaling $680,000 and reimbursed the bank for its out-of-pocket expenses incurred in conjunction with the making of the loan. During the term of the Credit Facility, the Company is required to pay to the bank a commitment commission on the unused loan balance at the annual rate of 0.50%.

     At closing, the Company also delivered 4,500 bond appreciation rights
(BARs) and an option to exercise 141,667 debt warrants or 141,667 equity warrants. The debt warrants give the holder the right to increase the principal amount of the loan by $6.00 per warrant, or the right to require the Company to purchase the debt warrant for $6.00 per warrant. The debt warrants are exercisable or puttable during a five-day period beginning on the earlier of one year from the date of issuance, or notice that payment in full of the Credit Facility has occurred or will occur shortly. The equity warrants give the holder the right to purchase up to 141,667 shares of the Company's Class A Common Stock for a price of $3.281 per share. Pursuant to the option agreement relating to the warrants, the equity warrants become exercisable only to the extent that the holder elects not to exercise or put the debt warrants or, if the holder elects to put the debt warrants to the Company, the Company fails to make payment therefor within the time required.

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

     During 1996, the Fresno Partnership maintained a revolving credit facility (the Fresno Facility) with a bank that provided for borrowings for the Fresno, Visalia and Merced systems. As of March 31, 1997, no amounts were available for borrowing under the Fresno Facility. The Fresno Facility was required to be fully assigned from the bank to ATI by March 31, 1997. As of March 31, 1997, all amounts due to the bank under the Fresno Facility were repaid by ATI with proceeds from the Credit Facility.

OTHER LIQUIDITY AND CAPITAL RESOURCES REQUIREMENTS AND LIMITATIONS

     As a result of certain limitations contained in the Indentures (the "Indentures") relating to the 2004 Notes and the 2005 Notes, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million and its additional borrowing capacity was estimated at approximately $6.0 million as of March 31, 1997. The Company expects that it will utilize the Credit Facility to borrow all amounts that it is permitted to borrow under the terms of the Indentures. Thus, the Company does not expect to be able to raise additional debt capital in the foreseeable future. Moreover, under current market conditions, the Company does not expect to be able to raise additional capital by issuing equity securities. In the future, the issuance of moderate amounts of certain types of new equity could, under
Section 382 of the Internal Revenue Code, require the Company to pay income taxes on gains received on asset sales because of the Company's inability to fully offset such gains against net operating loss carryforwards.

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

     Historically, the Company has generated operating and net losses on a consolidated basis and can be expected to do so for the foreseeable future. Such losses may increase as the Company's analog subscriber base declines, unless and until the Company is able to successfully introduce other revenue-producing wireless services. As a result of its history of net losses, the Company currently has a negative tangible net worth and total liabilities exceeded total assets as of March 31, 1997. By letter dated May 1, 1997, The Nasdaq Stock Market, Inc. ("Nasdaq") informed the Company that, based upon a review of the Company's Form 10-K for the fiscal year ended December 31, 1996, the Company no longer meets the net tangible asset requirement for continued listing on the Nasdaq National Market. The Nasdaq rules require, among other things, that the Company have net tangible assets (as defined by Nasdaq as total assets less liabilities and goodwill) of at least $4,000,000. At December 31, 1996, the Company's net tangible assets, as defined, were negative $12,050,000, and at March 31, 1997, the Company's net tangible assets, as defined, were negative $34,285,000. Pursuant to the letter received by the Company from Nasdaq, the Company is required to provide by May 15, 1997, its proposal to achieve compliance with Nasdaq National Market listing requirements. If Nasdaq determines that the Company's proposal does not warrant continued listing of the Company's Class A Common Stock on the Nasdaq National Market, then Nasdaq may commence a delisting process. This delisting could result in a decline in the trading market for the Company's Class A Common Stock, which could potentially depress the Company's stock and bond prices, among other consequences. The Company expects to submit its proposal to Nasdaq by May 15, 1997, requesting continuation of National Market listing status. However, there can be no assurance that the Company will be able to provide either a compliance plan, or justification for a waiver, that is acceptable to Nasdaq.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Service revenues increased $705,000, or 4.7%, for the three months ended March 31, 1997 to $15.8 million, as compared to $15.1 million during the same period of 1996. This increase resulted primarily from subscription rate increases implemented during the first quarter of 1997, offset in part by fewer subscribers to the Company's wireless cable systems as of March 31, 1997. The number of subscribers to the Company's wireless cable systems decreased to 173,600 at March 31, 1997, compared to 179,800 at December 31, 1996 (174,900 and 173,700 at March 31, 1996 and December 31, 1995, respectively).

     On a "same system" basis (comparing systems that were operational for all of each of the three month periods ended March 31, 1997 and 1996), service revenues increased $500,000, or 3.4%, to $15.1 million, as compared to $14.6 million for the three-month period ended March 31, 1996. Same systems during these periods totaled 36 systems. The Company's Portland, Oregon and Anchorage, Alaska systems were omitted from same system revenues for both periods as these systems were launched in the second quarter of 1996. Revenue from the St. James, Minnesota and Yankton, South Dakota systems were omitted from same system revenues for both periods as these systems were sold by the Company during the second and fourth quarters, respectively, of 1996. The average number of subscribers in these same systems increased approximately 1.0% for the three months ended March 31, 1997, as compared to the same period of 1996.

     Installation revenues for the three months ended March 31, 1997 totaled $260,000, compared to $368,000 during the same period of 1996. The decrease in installation revenues of $108,000, or 29.3%, was primarily the net result of fewer subscriber installations as a portion of normal customer churn was not replaced. Installation rates increased, on average, 33% for the quarter ended March 31, 1997, as compared to installation rates during the same period of 1996. The number of installations completed during the three months ended March 31, 1997 decreased approximately 61.1% as compared to the same period during 1996. Installation rates vary widely by system based upon competitive conditions. The Company occasionally reduces installation charges as part of selected promotional campaigns.

     Operating expenses, principally programming, site costs and other direct expenses, aggregated $9.8 million (or 61.3% of total revenues) during the three months ended March 31, 1997, compared to $8.8 million (or 57.2% of total revenues) during the same period of 1996. The increase of $1.0 million was primarily the result of increased programming rates for basic and premium programming, and increased channel lease costs due to Consumer Price Index adjustments.

     Marketing and selling expenses totaled $864,000 (or 5% of total revenues) during the three months ended March 31, 1997, compared to $2.1 million (or 13.3% of total revenues) during the same period of 1996. The decrease in such expenses of $1.2 million was primarily due to headcount reductions which resulted in reduced salaries and related sales commissions. Reduced advertising also contributed to the reduction in marketing expenses.

     The Company's loss from operations was $12.6 million during the three-month period ended March 31, 1997, compared to $10.4 million during the same period of 1996. The increase in the loss from operations of $2.2 million resulted primarily from increased depreciation and amortization expense of $2.9 million. The increase in depreciation and amortization expense was due to a revision in the useful lives of subscriber premise equipment from seven years to three or four years made by the Company during the fourth quarter of 1996.

     Interest expense increased $1.5 million during the quarter ended March 31, 1997 to $10.3 million, as compared to $8.8 million during the same period of 1996. The increase in interest expense primarily resulted from noncash interest charges associated with the Company's 2004 Notes and 2005 Notes.

Interest expense also increased due to noncash interest charges associated with the BARs and warrants recorded in connection with the Credit Facility.

     The Company achieved earnings before interest, taxes, depreciation and amortization of $254,000 for the three months ended March 31, 1997, as compared to a loss before interest, taxes, depreciation and amortization of $461,000 during the same period of 1996.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on or about February 17, 1994, Fresno Telsat, Inc. ("FTI"), the 35% general partner of the Fresno Partnership, filed a Complaint in the Superior Court of the State of California for the County of Monterey against Robert D. Hostetler, Terry J. Holmes, the Company, and certain other named and unnamed defendants. From 1989 through June 10, 1993, Mr. Hostetler was a member of the Board of Directors and President of FTI. Mr. Hostetler and his wife currently own 28% of the outstanding capital stock of FTI. Mr. Hostetler has been employed by the Company since December 10, 1993 and became a Director of the Company on March 22, 1994. In January 1996, Mr. Hostetler was appointed President and Chief Executive Officer of the Company. From 1991 until June 1995, Mr. Holmes was General Manager of the Fresno Partnership. He is currently Managing Director of the Fresno Partnership. Mr. Holmes has been employed by the Company since June 1995, and became Vice President--Operations of the Company in January 1996. The Complaint alleges that, while he was a director and employee of FTI, Mr. Hostetler engaged in wrongful conduct, including misappropriation of corporate opportunity, fraud and unfair competition by exploiting business opportunities that were the property of FTI. The Complaint also alleges that Mr. Holmes engaged in a misappropriation of corporate opportunities belonging to FTI. The Complaint further alleges that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to FTI and that the Company and the unnamed defendants engaged in wrongful interference with fiduciary relationship by intentionally causing Mr. Hostetler to breach his fiduciary duty to FTI and causing Mr. Hostetler to wrongfully transfer FTI's corporate opportunities to the Company.

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

     On or about February 24, 1997, the Company and Mr. Holmes each filed a motion for summary judgment seeking dismissal of the claims in the Complaint relating to an alleged conspiracy to misappropriate corporate opportunities of FTI. On or about March 5, 1997, FTI filed a motion for leave to amend the Complaint to add allegations that ATI aided and abetted Mr. Hostetler's misappropriation of corporate opportunity and that all defendants wrongfully interfered with FTI's prospective business opportunities. A hearing on the motions to dismiss was held on April 25, 1997. The Court has not yet ruled on these motions.

     The Complaint seeks compensatory damages and exemplary damages against all defendants, costs, an accounting, injunctive relief prohibiting Mr. Hostetler from continuing to engage in unfair competition against FTI and prohibiting all defendants from engaging in misappropriation of corporate opportunities belonging to FTI, and the imposition of a constructive trust upon the corporate opportunities of FTI utilized in the Company's initial public offering. While discovery has commenced in this proceeding, no trial date has been scheduled. In the course of pre-trial discovery, the plaintiff estimated its damage claim at approximately $200 million. Although the ultimate outcome of the litigation cannot be predicted at this time, management continues to believe, based upon its review of the Complaint and after consultation with counsel, that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

     In addition, the Company is occasionally a party to legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of these matters will not have a material adverse effect on the Company.

ITEM 5. OTHER INFORMATION

     On March 17, 1997, a consortium of wireless operators, including the Company, petitioned the Federal Communications Commission ("FCC") to expand two-way transmission of interactive services over wireless cable channels using Multichannel Multipoint Distribution Services ("MMDS") and Instructional Television Fixed Services ("ITFS") spectrum.

     If the rulemaking is adopted by the FCC, wireless cable companies would be able to offer an array of fixed, two-way wireless services, including two-way high speed Internet and Intranet access, interactive educational products, and interactive consumer services, such as video games and home shopping and banking. Currently, MMDS companies must use almost all of their allocated spectrum for downstream transmissions, and the current technical and processing rules are not designed to handle applications for two-way services in an efficient manner. While the FCC has recently granted permanent waivers for two-way use of the spectrum, the proposed rules would standardize and streamline the process. The FCC has acted quickly and accepted the proposed rulemaking requests and the requests are currently open for public comment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10. Asset Purchase Agreement dated as of March 18, 1997 by and among BellSouth Corporation, BellSouth Wireless Cable, Inc., American Telecasting, Inc., American Telecasting of Central Florida, Inc., American Telecasting Development, Inc., American Telecasting of Fort Myers, Inc., American Telecasting of Jacksonville, Inc., American Telecasting of Louisville, Inc., and American Telecasting of Yuba City, Inc.; related Option Agreement dated March 18, 1997, among BellSouth Corporation, BellSouth Wireless Cable, Inc., American Telecasting Development, Inc., and American Telecasting of Yuba City, Inc.

     11.  Statement regarding computation of earnings per share.

     27.  Financial Data Schedule


(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended March 31, 1997:

     (i)   Current Report on Form 8-K dated January 13, 1997 to report, under
           Item 5, that the Company had issued a press release announcing that its letter of intent with CS Wireless Systems, Inc. had expired;

     (ii)  Current Report on Form 8-K dated February 26, 1997 to report, under
           Item 5, that the Company had entered into a $17,000,000 Credit Facility;

     (iii) Current Report on Form 8-K dated March 18, 1997 to report, under Item 5, that the Company had entered into a definitive agreement with BellSouth Corporation and BellSouth Wireless Cable, Inc. for the sale of certain assets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN TELECASTING, INC.




Date: May 14, 1997                      By: /s/ David K. Sentman
     -------------                         ------------------------------------
                                        David K. Sentman
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial Officer)


Date: May 14, 1997                      By: /s/ Fred C. Pattin Jr.
     -------------                         ------------------------------------
                                        Fred C. Pattin Jr.
                                        Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


  Exhibit                          Description
  -------                          -----------
     10.  Asset Purchase Agreement dated as of March 18, 1997 by and among
          BellSouth Corporation, BellSouth Wireless Cable, Inc., American
          Telecasting, Inc., American Telecasting of Central Florida, Inc.,
          American Telecasting Development, Inc., American Telecasting of Fort
          Myers, Inc., American Telecasting of Jacksonville, Inc., American
          Telecasting of Louisville, Inc., and American Telecasting of Yuba
          City, Inc.; related Option Agreement dated March 18, 1997, among
          BellSouth Corporation, BellSouth Wireless Cable, Inc., American
          Telecasting Development, Inc., and American Telecasting of Yuba City,
          Inc.

     11.  Statement regarding computation of earnings per share.

     27.  Financial Data Schedule