Form 10-Q
period 1997-06-30
AMERICAN TELECASTING INC/DE/
filed 1997-08-14
CIK 913271

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                              ------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -----------------------
Commission File Number :
                                    0-23008
 ------------------------------------------------------------------------------

                           AMERICAN TELECASTING, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                    54-1486988
----------------------------------          ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.  )


   5575 Tech Center Drive,
   Colorado Springs, CO                                   80919
----------------------------------          ----------------------------------
   (Address of principal                                (Zip Code)
     executive offices)

Registrant's telephone number,
     including area code:                           (719) 260 - 5533
                                            ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
     -----          -----

As of August 11, 1997, 25,743,607 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           AMERICAN TELECASTING, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX



                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION.
Item 1.        Financial Statements
                 Condensed Consolidated Balance Sheets -
                 December 31, 1996 and June 30, 1997........................3

               Condensed Consolidated Statements of Operations -
                 Three Months Ended June 30, 1996 and 1997 and
                 Six Months Ended June 30, 1996 and 1997....................4

               Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1996 and 1997....................5

               Notes to Condensed Consolidated Financial Statements.........6

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................12


PART II.  OTHER INFORMATION.

Item 1.        Legal Proceedings...........................................19

Items 2-3.     Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders.........20

Item 5.        Other Information ..........................................21

Item 6.        Exhibits and Reports on Form 8-K............................22

SIGNATURE..................................................................23


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                December 31,    June 30,
                                                                                  1996            1997
                                                                                ---------      ---------
                                                                                              (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ..............................................     $  18,476      $  12,777
   Trade accounts receivable, net .........................................         1,867          1,021
   Prepaid expenses and other current assets ..............................         2,790          3,107
                                                                                ---------      ---------
Total current assets ......................................................        23,133         16,905
Property and equipment, net ...............................................        99,271         83,184
Deferred license and leased license acquisition costs, net ................       139,537        138,028
Goodwill, net .............................................................        15,163         14,730
Deferred financing costs, net .............................................         4,704          5,346
Other assets, net .........................................................         1,764          1,255
                                                                                ---------      ---------
         Total assets .....................................................     $ 283,572      $ 259,448
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ...................................     $  15,022      $  14,871
  Current portion of long-term obligations ................................         5,852          8,689
  Customer deposits .......................................................           397            347
                                                                                ---------      ---------
Total current liabilities .................................................        21,271         23,907
Deferred income taxes .....................................................         2,834          2,834
2004 Notes ................................................................       135,484        145,750
2005 Notes ................................................................       116,480        125,444
Other long-term obligations, net of current portion .......................         4,390          3,662
                                                                                ---------      ---------
         Total liabilities ................................................       280,459        301,597

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $.01 par value; 2,500,000 shares authorized;
   none issued and outstanding ............................................            --             --
Series B Convertible Preferred Stock, $.01 par value; 500,000 shares authorized;  250,000 shares issued; 110,000 shares
   and none outstanding, respectively .....................................        13,237             --
Class A Common Stock, $.01 par value; 45,000,000 shares authorized;
   20,784,238 and 25,743,607 shares issued and outstanding, respectively ...          208            257
Class B Common Stock, $.01 par value; 10,000,000 shares authorized;
   no shares issued and outstanding .......................................            --             --
Additional paid-in capital ................................................       176,091        189,412
Common Stock warrants outstanding .........................................        10,129         10,129
Accumulated deficit .......................................................      (196,552)      (241,947)
                                                                                ---------      ---------
         Total stockholders' equity (deficit) .............................         3,113        (42,149)
                                                                                ---------      ---------
         Total liabilities and stockholders' equity .......................     $ 283,572      $ 259,448
                                                                                =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                  (Unaudited)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                           1996              1997              1996             1997
                                                       ------------      ------------      ------------      ------------
Revenues:
   Service and other .............................     $     15,109      $     15,358      $     30,164      $     31,118
   Installation ..................................              313               281               681               541
                                                       ------------      ------------      ------------      ------------
Total revenues ...................................           15,422            15,639            30,845            31,659
Costs and Expenses:
   Operating .....................................            9,016             9,301            17,834            19,127
   Marketing .....................................            1,852               667             3,908             1,531
   General and administrative ....................            4,509             5,373             9,520            10,449
   Depreciation and amortization .................           10,156            12,776            20,114            25,609
                                                       ------------      ------------      ------------      ------------
Total costs and expenses .........................           25,533            28,117            51,376            56,716
                                                       ------------      ------------      ------------      ------------
Loss from operations .............................          (10,111)          (12,478)          (20,531)          (25,057)
Interest expense .................................           (9,058)          (10,796)          (17,887)          (21,127)
Interest income ..................................              236               166               586               350
Other income, net ................................              453               295               496               439
                                                       ------------      ------------      ------------      ------------
Loss before income tax benefit ...................          (18,480)          (22,813)          (37,336)          (45,395)
Income tax benefit ...............................               84                --               189                --
                                                       ------------      ------------      ------------      ------------
Net loss applicable to Class A Common Stock ......     $    (18,396)     $    (22,813)      $   (37,147)       $  (45,395)
                                                       ============      ============      ============      ============

Net loss per share ...............................     $      (1.06)     $       (.89)     $      (2.19)     $      (1.80)

Weighted average number of shares outstanding ....       17,381,001        25,743,607        16,970,012        25,168,157




















     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                           Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                          1996          1997
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................     $(37,147)     $(45,395)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization .................................       20,114        25,608
    Deferred income taxes .........................................         (189)           --
    Amortization of debt discount and deferred financing costs ....       16,937        19,874
    Warrants ......................................................           --           485
    Minority interest income ......................................           --          (127)
    Other .........................................................         (407)          133
    Changes in operating assets and liabilities ...................       (5,955)          419
                                                                        --------      --------
       Net cash (used in) provided by operating activities ........       (6,647)          997

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .............................      (18,173)       (4,726)
  Additions to deferred license and leased license
    acquisition costs .............................................       (1,923)       (1,184)
  Proceeds from disposition of  assets ............................           --            55
  Net cash used in acquisitions ...................................           --        (1,293)
  Payments received on loans to related parties and others ........          252            --
                                                                        --------      --------
      Net cash used in investing activities .......................      (19,844)       (7,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, net of
    stock issuance costs ..........................................       20,124            --
  Borrowings under credit facilities ..............................          200         6,155
  Principal payments on revolving credit facilities ...............           --        (2,950)
  Increase in deferred financing costs ............................           --        (1,285)
  Contributions by minority interest holder .......................          837           462
  Principal payments on notes payable .............................       (1,191)       (1,409)
  Principal payments on capital lease obligations .................         (404)         (521)
                                                                        --------      --------
     Net cash  provided by financing activities ...................       19,566           452
                                                                        --------      --------
  Net decrease in cash and cash equivalents .......................       (6,925)       (5,699)
  Cash and cash equivalents, beginning of period ..................       32,514        18,476
                                                                        --------      --------
  Cash and cash equivalents, end of period ........................     $ 25,589      $ 12,777
                                                                        ========      ========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       BUSINESS DESCRIPTION

         History and Organization

                  American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service. ATI and its subsidiaries are collectively referred to herein as the "Company." As of June 30, 1997, the Company owned and operated 38 wireless cable systems located throughout the United States (the "Developed Markets"). The Company also has significant wireless cable (microwave) frequency interests in 16 other U.S. markets (the "Undeveloped Markets").

         Risks and Other Important Factors

                  Since inception, the Company has focused principally on developing wireless cable systems to provide multiple channel television programming. During 1996, the Company's business strategy evolved to adapt to the significant regulatory and technological changes that have occurred recently in the telecommunications industry and to the Company's capital constraints. Management now believes that the most promising use of the Company's wireless assets may be to provide a variety of digital wireless services, instead of the traditional analog-based technology utilized by the Company to date. Such digital wireless services could include digital video (i.e., subscription television), high-speed Internet access and telephony services. While the Company has begun planning and testing of these digital wireless services, it has not yet introduced any of these services (except for a high-speed Internet access service in the Colorado Springs market which had a nominal number of paying customers as of June 30, 1997). The Company's ability to launch and successfully operate additional high-speed Internet access services and to introduce digital video and telephony services on a commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company), the level of consumer demand for such services, the availability of appropriate transmission and reception equipment on satisfactory terms, and the Company's ability to obtain the necessary regulatory changes and approvals. The Company expects that the market for such services will be extremely competitive.

                  Since early 1996, the Company has taken certain actions aimed at reducing its costs and conserving its capital. Such measures include reductions in the size of the Company's workforce and decreases in capital expenditures and discretionary expenses. During 1997, the Company does not plan to make the capital expenditures necessary to add enough subscribers to replace those subscribers who choose to stop receiving the Company's service. Moreover, at this time, the Company does not generally intend to further develop any of its Undeveloped Markets using analog technology. As a result, the Company anticipates that its analog customer base will decrease in 1997 as compared to 1996. Between December 31, 1996 and June 30, 1997, the Company's analog subscriber base decreased from 179,800 to 169,000. In addition, the Company's analog subscriber base decreased by approximately 24,000 subscribers due to the sale of certain of the Company's assets on August 12, 1997, to BellSouth Wireless (See Note 5). As the Company's analog subscriber base decreases, its revenues are expected to decrease unless and until it is able to successfully introduce other revenue-producing wireless services, such as digital video, high-speed Internet access and telephony. The Company currently expects that its existing cash and investment balances, a portion of the proceeds from the BellSouth transaction (See Note 5) and cash generated from operations will be sufficient to finance its operations during 1997. Thereafter, additional financing will be required. If the Company's capital resources are not sufficient to finance its operations, either in 1997 or thereafter, the Company will be required, at a minimum, to curtail its operations and development plans, which curtailment could involve, among other things, a complete cessation of new customer additions.

                  The Company will require significant additional capital to fully implement its digital strategy. To meet such capital requirements, the Company is pursuing opportunities to enter into strategic relationships or transactions with other providers of telecommunications services. Such relationships or transactions could involve, among other things, joint ventures, technology and/or market trials, sales or exchanges of stock or assets, or loans to or investments in the Company by strategic partners. As of the date of this Report, except for the BellSouth transaction, the Company has not reached any agreements or understandings with respect to such relationships or transactions and there can be no assurance that any such agreements or understandings will be reached.

                  Interest payments on the Company's Senior Discount Notes due 2004 (the "2004 Notes") and the Company's Senior Discount Notes due 2005 (the "2005 Notes") will commence on December 15, 1999 and February 15, 2001, respectively. Interest payments in 1999, 2000, and 2001 are expected to be approximately $15.5 million, $28.5 million and $59.1 million, respectively.

         Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Reclassifications

                  Certain amounts from the prior years' consolidated financial statements have been reclassified to conform with the 1997 presentation.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents

                  The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 1997, cash equivalents principally consisted of money market funds, commercial paper, federal government/agency debt securities, and other short-term, investment-grade, interest-bearing securities. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets.

         Net Loss Per Share

                  Net loss per share is computed on the weighted-average number of common shares outstanding for the respective periods. The effect of common stock equivalents on net loss per share is not included as it would be antidilutive.

                  In 1997, the Financial Accounting Standards Board ("FASB") released SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. SFAS No. 128 is effective for reporting periods ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share.

                  Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, management does not believe that SFAS No.
         128 will have an impact upon historical net loss per share as reported.

         Comprehensive Income and Segment Information

                  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" governing the reporting and display of comprehensive income and its components, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requiring that public businesses report financial and descriptive information about its reportable operating segments. Both statements are applicable to reporting periods beginning after December 15, 1997. The impact of adopting the Statements is not expected to be material to the financial statements.


3.       DEBT

                    Long-term debt at June 30, 1997 consisted of the following (in thousands):

         2004 Notes .......................................     $145,750
         2005 Notes .......................................      125,444
         Credit facility ..................................        6,641
         Notes payable ....................................        3,027
         Capital leases ...................................        1,445
                                                                --------
             Total ........................................      282,307
             Less current portion .........................        8,689
                                                                --------
             Long-term debt ...............................     $273,618
                                                                ========


                  On February 26, 1997, the Company entered into a twelve-month $17,000,000 credit facility (the "Credit Facility") with a bank. The loan was required to be repaid earlier than the specified termination date and certain mandatory prepayments were required to be made with proceeds from debt issuances or certain asset sales, including the BellSouth transaction (See Note 5). On August 12, 1997, the Company completed a first closing of the sale of certain of its assets to BellSouth Wireless for total cash consideration approximating $54 million (See Note 5). Concurrent with the closing, a portion of the proceeds were used to pay off the Credit Facility. As of June 30, 1997, the Credit Facility bore interest at a rate of 13.0%, which rate was scheduled to increase by 0.50% per quarter. Borrowings under the Credit Facility were secured by a security interest in favor of the bank in substantially all of the assets of ATI and its subsidiaries. The Credit Facility was further secured by a pledge of the stock of substantially all of ATI's subsidiaries as well as a pledge of the note due to ATI from its Fresno subsidiary under the Fresno Facility (as defined herein).

                  At or prior to closing on the Credit Facility, the Company paid the bank commitment and additional fees totaling $680,000 and reimbursed the bank for its out-of-pocket expenses incurred in conjunction with the making of the loan. These payments are included in deferred financing costs and are amortized over the life of the loan. During the term of the Credit Facility, the Company was required to pay to the bank a commitment commission on the unused loan balance at the annual rate of 0.50%. The

          Company deposited $1.0 million in escrow to satisfy certain interest obligations under the Credit Facility, which amount is classified as a prepaid expense and other current asset in the accompanying balance sheet. As of June 30, 1997, the Company had used approximately $176,000 of the escrow for interest charges through May 15, 1997.

                  At closing of the Credit Facility, the Company also delivered 4,500 bond appreciation rights ("BARs") and an option to exercise 141,667 debt warrants or 141,667 equity warrants. The debt warrants gave the holder the right to increase the principal amount of the loan by $6.00 per warrant, or the right to require the Company to purchase the debt warrant for $6.00 per warrant. The debt warrants became exercisable or puttable during the five-day period beginning on the date on which notice was given that payment in full of the Credit Facility had occurred. The equity warrants give the holder the right to purchase up to 141,667 shares of the Company's Class A Common Stock for a price of $3.281 per share. Pursuant to the option agreement relating to the warrants, the equity warrants would have become exercisable only to the extent that the holder elected not to exercise or put the debt warrants or, if the holder elected to put the debt warrants to the Company, the Company failed to make payment therefor within the time required. The Company valued the option at $6.00 per warrant and has been accreting this obligation through interest expense to the maturity of the debt. Included in the accompanying balance sheet as of June 30, 1997 is $485,000 for amounts accrued pursuant to the warrants.

                  In connection with the repayment of the Credit Facility upon consummation of the first closing of the BellSouth Transaction, the holders exercised their options to exercise the debt warrants. The Company's total obligation under the Credit Facility for the aggregate principal balance, accrued interest, fees and purchase of the Debt Warrants was approximately $6.4 million, net of the escrow deposit. The Credit Facility has been terminated and the Company does not intend to replace the Credit Facility in the foreseeable future. During the quarter ending September 30, 1997, the Company will expense the remaining $857,000 of unamortized deferred financing costs associated with the Credit Facility.

                  As of the date of this report, the BARs remain outstanding. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of the 2004 Notes on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash. As of June 30, 1997, the market price of the 2004 Notes was $290.

                  During 1996, Fresno MMDS Associates, which operates the Company's Fresno, Visalia and Merced wireless cable systems (the "Fresno Partnership") maintained a revolving credit facility (the "Fresno Facility") with a bank that provided for borrowings for the Fresno, Visalia and Merced systems. The Fresno Facility was required to be fully assigned from the bank to ATI by March 31, 1997. On February 26, 1997, all amounts due to the bank under the Fresno Facility were repaid by ATI with proceeds from the Credit Facility, and the Fresno Facility was assigned to ATI. As of June 30, 1997, the Fresno Partnership was not in compliance with certain of the restrictive covenants contained in the Fresno Facility.

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

5.       COMMITMENTS AND CONTINGENCIES

         Litigation

                  In February 1994, a complaint was filed by Fresno Telsat, Inc. ("Fresno Telsat") in the Superior Court of the State of California for the County of Monterey against a director and an officer of the Company, the Company, and other named and unnamed defendants. The complaint seeks compensatory damages and exemplary damages against all defendants, costs, and other relief. In the course of pre-trial discovery, the plaintiff estimated its damage claim at $219,978,000. The complaint alleges, among other claims, that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to Fresno Telsat. On June 11, 1997, the Court dismissed the conspiracy claims against the Company and ordered the trial of the remaining claims, including unfair competition according to the California Business and Professions Code and interference with fiduciary obligations, to commence on January 12, 1998. Although the ultimate outcome of this matter cannot be predicted, management continues to believe, based on its review of this claim and discussion with legal counsel, that the resolution of this matter will not have a material effect on the Company's financial position or future results of operations.

                  On January 12, 1996, Videotron (Bay Area) Inc. filed a complaint against ATI in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint alleges that ATI has caused certain entities from which ATI leases channels and airtime for its Bradenton and Lakeland, Florida wireless cable markets to actively oppose Videotron's FCC applications to increase broadcast power in Videotron's Tampa, Florida wireless cable system in violation of a Non-Interference Agreement between Videotron and the Company. On May 15, 1997, the Circuit Court entered an order dismissing the Complaint without prejudice giving the parties 60 days to settle their dispute. On July 19, 1997, the Circuit Court approved an extension of this time period to September 15, 1997. Although the ultimate outcome of this matter (including whether Videotron will refile a complaint if the matter is not resolved by September 15,
         1997) cannot be predicted at this time, management believes that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

                  In addition, the Company is occasionally a party to legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

         BTA Auction

                  The Company was involved in the FCC's bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"), which was completed in March 1996. The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.3 million had been paid as of June 30, 1997. Subsequent to June 30, 1997, a payment of approximately $146,000 was made for the Greeley, Colorado market. The remaining amount (approximately $654,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur in 1997.

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

                  On August 12, 1997, the Company completed the first closing, which involved transferring to BellSouth Wireless the Company's operating systems and current channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received by the Company from the first closing totaled approximately $54 million. Of such amount, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. The markets sold in the first closing accounted for approximately 24,000 subscribers as of June 30, 1997, and revenue of approximately $4.3 million for the six month period ending June 30, 1997. Under the terms of the BellSouth Agreement, additional closings are anticipated over the next two years.

                  The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's wireless communications services; changes in labor, equipment and capital costs; the unavailability of digital compression technology and equipment at reasonable prices; the Company's inability to incorporate digital compression technology into certain of its subscription television systems in a cost efficient manner; the Company's inability to develop and successfully implement new services such as high-speed Internet access and telephony; the Company's inability to obtain the necessary authorizations from the FCC for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; a failure by the Company to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

INTRODUCTION

         During 1996, the Company's business strategy evolved to adapt to the significant regulatory and technological changes that have occurred recently in the telecommunications industry and to the Company's capital constraints. Management now believes that the most promising use of the Company's wireless assets may be to provide a variety of digital wireless services, instead of the traditional analog-based technology utilized by the Company to date. Such digital wireless services could include digital video (i.e., subscription television), high-speed Internet access and telephony services. A successful deployment of such services might include the full bundle of broad band (i.e., video and high-speed Internet) and narrow band (i.e., telephony) services. While the Company has begun planning and testing of these wireless services, it has not yet introduced any of these services (except for a high-speed Internet access service in the Colorado Springs market which had a nominal number of paying customers as of June 30, 1997). The Company's ability to launch and successfully operate additional high-speed Internet access services and to introduce digital video and telephony services on a commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company), the level of consumer demand for such services, the availability of appropriate transmission and reception equipment on satisfactory terms and the Company's ability to obtain the necessary regulatory changes and approvals. The Company expects that the market for such services will be extremely competitive.

         During 1997, the Company intends to continue to operate its Developed Markets principally as an analog wireless cable business. However, because of its current financial condition and its revised business strategy, the Company does not plan to make the capital expenditures necessary to add enough new subscribers to replace those subscribers that choose to stop receiving the Company's service. Moreover, at this time, the Company does not generally intend to further develop any of its Undeveloped Markets using analog technology. As a result, the Company anticipates that its analog customer base will decrease in 1997 as compared to 1996. Between December 31, 1996 and June 30, 1997 the Company's analog subscriber base decreased from 179,800 to 169,000. In addition, the Company's analog subscriber base decreased by approximately 24,000 subscribers due to the sale of certain of the Company's assets on August 12, 1997, to BellSouth Wireless (See Note 5 to the financial statements). As the Company's analog subscriber base decreases, its revenues are expected to decrease unless and until it is able to successfully introduce other revenue-producing wireless services, such as digital video, high-speed Internet access and telephony.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF FUNDS

         The Company has experienced negative cash flows from operations in each year since its formation, and although certain of the Company's more established systems currently generate positive cash flow from operations, the Company expects to continue to experience negative consolidated free cash flow from operations for the foreseeable future. Until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or external sources of funding to satisfy its working capital and capital expenditure needs.

         Operating cash flow is a commonly used measure of performance in the wireless cable industry. However, operating cash flow does not purport to represent cash used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         Since early 1996, the Company has taken certain actions aimed at reducing its costs and conserving its capital, including reductions in the size of the Company's workforce and decreases in capital expenditures and discretionary expenses. As a result, the Company currently expects that its existing cash and investment balances, proceeds from the BellSouth transaction, and cash generated from operations will be sufficient to finance its operations during 1997. Thereafter, additional financing will be required. If the Company's capital resources are not sufficient to finance its operations, either in 1997 or thereafter, the Company will be required, at a minimum, to curtail its operations and development plans, which curtailment could involve, among other things, a complete cessation of new customer additions.

         The Company expects that its principal capital expenditure requirements for 1997 will relate to replacement of customer churn, additional launches of high-speed Internet services in one or more markets, setting up trials of telephony services and the purchase of transmission equipment for new channels. The Company intends to finance these capital expenditures from existing cash and investment balances, a portion of the proceeds from the recent BellSouth Transaction and cash generated from system operations. The commercial introduction by the Company of digital services, such as digital video, high-speed Internet access and telephony, would require substantial additional capital expenditures. While the Company may use a portion of the proceeds from the BellSouth Transaction to acquire assets for the development of such digital services, management does not expect that such proceeds will be sufficient to fully implement its digital strategies for video, Internet access and telephony throughout its markets. The Company is pursuing relationships or transactions with other providers of telecommunications services to facilitate access to additional capital, among other things. The Company's ability to fully implement its revised business strategy will depend on its ability to attract sufficient additional capital through relationships with strategic partners or otherwise. There can be no assurance that sufficient capital will be available on terms satisfactory to the Company, or at all.

         To date, the Company's operations have required substantial amounts of capital for (i) the installation of equipment in new subscribers' homes, (ii) the construction of additional transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems, and (v) investments in, and maintenance of, vehicles and administrative offices. The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the six month periods ended June 30, 1997 and 1996, were approximately $4.7 million, and $18.2 million, respectively. Such expenditures were primarily for the installation of equipment in new subscribers' homes for the six months ended June 30, 1997 and for the construction and expansion of the Company's wireless cable systems and the installation of equipment in new subscribers' homes for the six months ended June 30, 1996.

         On March 18, 1997, the Company entered into the BellSouth Agreement which provides for the sale of all of the Company's Southeastern Assets to BellSouth Wireless ("The BellSouth Transaction"). The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Bradenton, Naples, Sebring and Miami, Florida. The purchase price for all of the Southeastern Assets will range from $67.9 million to $103.2 million, depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless. Proceeds from the BellSouth Transaction will provide further resources to help finance the Company's operations and development plans. In addition, the Company is pursuing strategic relationships or transactions with other providers of telecommunications services. One of the Company's primary objectives in pursuing such relationships and transactions is to facilitate access to additional capital. Except for the BellSouth Transaction, the Company has not reached any agreements or understandings with respect to such relationships or transactions and there can be no assurance that any such agreements or understandings will be reached.


         On August 12, 1997, the Company completed a first closing of the sale of certain of its assets to BellSouth Wireless as part of the BellSouth Transaction. The first closing involved the sale to BellSouth Wireless of the Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received by the Company from the first closing totaled approximately $54 million. Of such amount, $7 million was placed in escrow for a period of 12 months to satisfy any indemnification obligations of the Company. Under the terms of the BellSouth Agreement, additional closings are anticipated over the next two years. However, there can be no assurance that all conditions for future closings can be met or that further sales of assets to BellSouth Wireless will be consummated.

         The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.


         Pursuant to certain restrictive covenants in the Indentures ("the Indentures") relating to the Company's 2004 Notes and 2005 Notes, net available proceeds from the BellSouth closing must be applied within 270 days of such closing: (1) first, to prepay or repay outstanding debt of the Company or any restricted subsidiary to the extent the terms of the governing documents therefor require such prepayment (2) second, to the extent of any such net available proceeds remaining after application thereof pursuant to item (1) above, to the acquisition of assets used in the transmission of video, voice and data and related businesses and services of the Company or a restricted subsidiary and (3) third, to the extent of any such net available proceeds remaining after the application thereof pursuant to items (1) and (2) above,
(i) first to prepay or repay all outstanding debt of the Company or any restricted subsidiary that prohibits purchases of the 2004 Notes or 2005 Notes and (ii) then, to the extent of any remaining net available proceeds, to make an offer to purchase outstanding 2004 Notes and 2005 Notes at a purchase price equal to 100% of the accreted value thereof to any purchase date prior to maturity.

         On February 26, 1997, the Company entered into a twelve month $17,000,000 credit facility (the Credit Facility) with a bank. The loan was required to be repaid earlier than the specified termination date and certain mandatory prepayments were required to be made with the proceeds from such debt issuances or asset sales, including the BellSouth Transaction. Concurrent with the BellSouth Transaction, approximately $6.4 million of the BellSouth proceeds were used to pay off the Credit Facility. As of June 30, 1997, the Credit Facility bore interest at a rate of 13.0%, which rate was scheduled to increase by 0.50% per quarter.

         At or prior to closing of the Credit Facility, the Company paid the bank commitment and additional fees totaling $680,000 and reimbursed the bank for its out-of-pocket expenses incurred in conjunction with the making of the loan. During the term of the Credit Facility, the Company was required to pay to the bank a commitment commission on the unused loan balance at the annual rate of 0.50%.

         At closing of the Credit Facility, the Company also delivered 4,500 bond appreciation rights (BARs) and an option to exercise 141,667 debt warrants or 141,667 equity warrants. The debt warrants gave the holder the right to increase the principal amount of the loan by $6.00 per warrant, or the right to require the Company to purchase the debt warrants for $6.00 per warrant. The equity warrants gave the holder the right to purchase up to 141,667 shares of the

Company's Class A Common Stock for a price of $3.281 per share. Pursuant to the option agreement relating to the warrants, the equity warrants would have become exercisable only to the extent that the holder elected not to exercise or put the debt warrants or, if the holder elected to put the debt warrants to the Company, the Company failed to make payment therefor within the time required.

         In connection with the repayment of the Credit Facility upon the first closing of the BellSouth Transaction, the holders exercised their options to exercise the debt warrants. The Company's total obligation under the Credit Facility, for the aggregate principal balance, accrued interest, fees and to purchase of the Debt Warrants was approximately $6.4 million, net of the escrow deposit. The Credit Facility has been terminated and the Company does not intend to replace the Credit Facility in the foreseeable future.

         As of the date of this report, the BARs remain outstanding. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of the 2004 Notes on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash.

         The Company was involved in the FCC's bidding process for wireless cable channel authorizations in certain BTAs, which was completed in March 1996. The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.3 million had been paid as of June 30, 1997. Subsequent to June 30, 1997, a payment of approximately $146,000 was made for the Greeley, Colorado market. The remaining amount (approximately $654,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur in 1997.

         On June 28, 1996, the Company entered into a definitive agreement to acquire wireless cable channel rights and certain other subscription television assets in Cincinnati, Ohio (the "Cincinnati Acquisition") for aggregate consideration of approximately $5.4 million (of which approximately $3.3 million had been paid as of January 31, 1997). Also on June 28, 1996, the Company acquired certain of the Cincinnati subscription television assets and entered into a management agreement to operate the subscription television assets that it had not yet acquired. Closing of the Cincinnati Acquisition occurred on July 10, 1997, and a final payment of approximately $2.1 million was made. The subscription television assets acquired by the Company in connection with the Cincinnati Acquisition served approximately 3,100 subscribers as of the date of acquisition.


         During 1996, the Fresno Partnership maintained a revolving credit facility (the Fresno Facility) with a bank that provided for borrowings for the Fresno, Visalia and Merced systems. The Fresno Facility was fully assigned from the bank to ATI prior to March 31, 1997. On February 26, 1997, all amounts due to the bank under the Fresno Facility were repaid by ATI with proceeds from the Credit Facility, and the Fresno Facility was assigned to ATI. As of June 30, 1997, the Fresno Partnership was not in compliance with certain of the restricted covenants contained in the Fresno Facility.


OTHER LIQUIDITY AND CAPITAL RESOURCES REQUIREMENTS AND LIMITATIONS

         As a result of certain limitations contained in the Indentures relating to the 2004 Notes and the 2005 Notes, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million and its additional borrowing capacity was estimated at approximately $6.4 million as of June 30, 1997. Interest payments on the 2004 Notes and the 2005 Notes will commence on December 15, 1999 and February 15, 2001, respectively. Interest payments in 1999, 2000, and 2001 are expected to be approximately $15.5 million, $28.5 million and $59.1 million, respectively.

         Concurrent with the first closing of the BellSouth Transaction (See Sources and Uses of Funds under Liquidity and Capital Resources), all amounts due under the Credit Facility were repaid by ATI with a portion of the proceeds from the BellSouth Transaction. The Credit Facility was terminated and the Company does not expect to replace the Credit Facility in the foreseeable future. Moreover, under current market conditions, the Company does not expect to be able to raise additional capital by issuing equity securities. In the future, the issuance of moderate amounts of certain types of new equity could, under Section 382 of the Internal Revenue Code, require the Company to pay income taxes on gains received on asset sales because of the Company's inability to fully offset such gains against net operating loss carryforwards.

         The Company has taken certain actions aimed at reducing its costs and conserving its capital, including reductions in the size of its workforce and decreases in capital expenditures and discretionary expenses. As a result of these actions, the Company currently expects that its existing cash and investment balances, a portion of the proceeds from the BellSouth Transaction, and cash generated from operations will be sufficient to finance its operations during 1997. Thereafter, additional financing will be required. If the Company's capital resources are not sufficient to finance its operations, either in 1997 or thereafter, the Company will be required, at a minimum, to curtail its operations and development plans, which curtailment could involve, among other things, a complete cessation of new customer additions. If further closings of the BellSouth Transaction or any strategic relationships or transactions with other providers of telecommunications services are consummated, the proceeds therefrom will provide further resources to help finance the Company's development plans.


         Historically, the Company has generated operating and net losses on a consolidated basis and can be expected to do so for the foreseeable future. Such losses may increase as the Company's analog subscriber base declines, unless and until the Company is able to successfully introduce other revenue-producing wireless services. As a result of its history of net losses, the Company currently has a negative tangible net worth and total liabilities exceeded total assets as of June 30, 1997. By letter dated May 1, 1997, the Nasdaq Stock Market, Inc. ("Nasdaq") informed the Company that, based upon a review of the Company's Form 10-K for the fiscal year ended December 31, 1996, the Company no longer met the net tangible asset requirement for continued listing on the Nasdaq National Market. The Nasdaq rules require, among other things, that the Company have net tangible assets (defined by Nasdaq as total assets less liabilities and goodwill) of at least $4,000,000. At December 31, 1996, the Company's net tangible assets, as defined, were negative $12,050,000, and at June 30, 1997, the Company's net tangible assets, as defined, were negative $56,879,000. In response to the letter from Nasdaq, the Company provided its proposal to achieve compliance with Nasdaq National Market listing requirements. By letter dated June 11, 1997, Nasdaq denied the Company's request for continued listing of its Class A Common Stock on Nasdaq. Nasdaq procedures permitted the Company to appeal this determination to a Nasdaq review committee. On July 25, 1997, an oral hearing was held on the Company's appeal of Nasdaq's decision to delist the Company and on the Company's lack of compliance with the minimum bid price standard. By letter dated August 12, 1997, the Company was notified that a temporary exception had been granted by The Nasdaq Stock Market. The temporary exception is subject to certain conditions, which the Company presently does not meet, and is limited in duration. Delisting could result in a decline in the trading market for the Company's Class A Common Stock, which could potentially depress the Company's stock and bond prices, among other consequences.


RESULTS OF OPERATIONS

         Management believes that period-to-period comparisons of the Company's financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the changes in the Company's business strategy during the periods presented, as discussed more fully above.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Service revenues increased $249,000, or 1.7%, for the three months ended June 30, 1997 to $15.4 million, as compared to $15.1 million during the same period of 1996. This increase resulted primarily from subscription rate increases implemented during the first quarter of 1997, offset in part by fewer subscribers to the Company's wireless cable systems as of June 30, 1997. The number of subscribers to the Company's wireless cable systems decreased to 169,000 at June 30, 1997, compared to 179,800 at December 31, 1996 (178,000 and
173,700 at June 30, 1996 and December 31, 1995, respectively).

         On a "same system" basis (comparing systems that were operational for all of each of the three-month periods ended June 30, 1997 and 1996), service revenues were constant at $14.9 million. Same systems during these periods totaled 36 systems. The Company's Portland, Oregon and Anchorage, Alaska systems were omitted from same system revenues for both periods as these systems were launched late in the second quarter of 1996. Revenue from the St. James, Minnesota and Yankton, South Dakota systems were omitted from same system revenues for both periods as these systems were sold by the Company during the second and fourth quarters, respectively, of 1996. The average number of subscribers in these same systems decreased approximately 3.1% for the three months ended June 30, 1997, as compared to the same period of 1996.

         Operating expenses, principally programming, site costs and other direct expenses, aggregated $9.3 million (or 59.5% of total revenues) during the three months ended June 30, 1997, compared to $9.0 million (or 58.5% of total revenues) during the same period of 1996. The increase of approximately $285,000 was primarily the result of increased programming rates for basic and premium programming, and increased channel lease costs due to annual rate increases.

         Marketing and selling expenses totaled $667,000 (or 4.3% of total revenues) during the three months ended June 30, 1997, compared to $1.9 million (or 12.0% of total revenues) during the same period of 1996. The decrease in such expenses of $1.2 million was primarily due to headcount reductions which resulted in reduced salaries and related sales commissions. Reduced advertising also contributed to the reduction in marketing expenses.

         General and administrative expenses totaled $5.4 million (or 34% of total revenues) for the three months ended June 30, 1997, compared to $4.5 million (or 29% of total revenues) for the same period of 1996. This increase was principally attributable to higher legal costs and severance accruals related to the BellSouth Transaction.

         The Company's loss from operations was $12.5 million during the three-month period ended June 30, 1997, compared to $10.1 million during the same period of 1996. The increase in the loss from operations of $2.4 million resulted primarily from increased depreciation and amortization expense of $2.6 million. The increase in depreciation and amortization expense was due to a revision in the useful lives of subscriber premise equipment from seven years to three or four years made by the Company during the fourth quarter of 1996.

         Interest expense increased $1.7 million during the quarter ended June 30, 1997 to $10.8 million, as compared to $9.1 million during the same period of 1996. The increase in interest expense primarily resulted from noncash interest charges associated with the Company's 2004 Notes and 2005 Notes. Interest expense also increased due to interest charges associated with the BARs, outstanding warrants and outstanding and unused loan balances recorded in connection with the Credit Facility.

         The Company achieved earnings before interest, taxes, depreciation and amortization of $298,000 for the three months ended June 30, 1997, as compared to earnings before interest, taxes, depreciation and amortization of $45,000 for the same period of 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Service revenues increased $954,000, or 3.2%, for the six months ended June 30, 1997 to $31.1 million, as compared to $30.2 million during the same period of 1996. This increase resulted primarily from subscription rate increases implemented during the first quarter of 1997, offset in part by fewer subscribers to the Company's wireless cable systems as of June 30, 1997.

         On a "same system" basis (comparing systems that were operational for all of each of the six-month periods ended June 30, 1997 and 1996), service revenues increased $540,000, or 1.8%, to $30.3 million, as compared to $29.8 million for the six-month period ended June 30, 1996. Same systems during these periods totaled 36 systems. The Company's Portland, Oregon and Anchorage, Alaska systems were omitted from same system revenues for both periods as these systems were launched in the second quarter of 1996. Revenue from the St. James, Minnesota and Yankton, South Dakota systems were omitted from same system revenues for both periods as these systems were sold by the Company during the second and fourth quarters, respectively, of 1996.

The average number of subscribers in these same systems decreased approximately 1.0% for the six months ended June 30, 1997, as compared to the same period of 1996.

         Installation revenues for the six months ended June 30, 1997 totaled $541,000, compared to $681,000 during the same period of 1996. The decrease in installation revenues of $140,000, or 20.6%, was primarily the net result of fewer subscriber installations as a portion of normal customer churn was not replaced. The decrease in installation revenues was partially offset by increased installation rates company-wide for the six-month period ending June 30, 1997, as compared to installation rates during the same period of 1996. The number of installations completed during the six months ended June 30, 1997 decreased approximately 51.9% as compared to the same period during 1996. Installation rates vary widely by system based upon competitive conditions. The Company occasionally reduces installation charges as part of selected promotional campaigns.

         Operating expenses, principally programming, site costs and other direct expenses, aggregated $19.1 million (or 60.4% of total revenues) during the six months ended June 30, 1997, compared to $17.8 million (or 57.8% of total revenues) during the same period of 1996. The increase of $1.3 million was primarily the result of increased programming rates for basic and premium programming, and increased channel lease costs due to annual rate increases.

         Marketing and selling expenses totaled $1.5 million (or 4.8% of total revenues) during the six months ended June 30, 1997, compared to $3.9 million (or 12.7% of total revenues) during the same period of 1996. The decrease in such expenses of $2.4 million was primarily due to headcount reductions which resulted in reduced salaries and related sales commissions. Reduced advertising also contributed to the reduction in marketing expenses.

         General and administrative expenses totaled $10.4 million (or 33% of total revenues) for the six months ended June 30, 1997, compared to $9.5 million (or 31% of total revenues) for the same period of 1996. This increase was principally attributable to higher legal costs and severance accruals related to the BellSouth Transaction.

         The Company's loss from operations was $25.1 million during the six-month period ended June 30, 1997, compared to $20.5 million for the same period of 1996. The increase in the loss from operations of $4.5 million resulted primarily from increased depreciation and amortization expense of $5.5 million. The increase in depreciation and amortization expense was due to a revision in the useful lives of subscriber premise equipment from seven years to three or four years made by the Company during the fourth quarter of 1996.

         Interest expense increased $3.2 million during the six months ended June 30, 1997 to $21.1 million, as compared to $17.9 million during the same period of 1996. The increase in interest expense primarily resulted from noncash interest charges associated with the Company's 2004 Notes and 2005 Notes. Interest expense also increased due to interest charges associated with the BARs, outstanding warrants and outstanding and unused loan balances recorded in connection with the Credit Facility.

         The Company achieved earnings before interest, taxes, depreciation and amortization of $552,000 for the six months ended June 30, 1997, as compared to a loss before interest, taxes, depreciation and amortization of $417,000 for the same period of 1996.


Pending Accounting Pronouncements

         In 1997, the FASB released SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. SFAS No. 128 is effective for reporting periods ending after December 15, 1997, and when adopted, will require restatement of prior years' earnings per share.

         Because the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, management does not believe that SFAS No. 128 will have an impact upon historical net loss per share as reported.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" governing the reporting and display of comprehensive income and its components, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requiring that public businesses report financial and descriptive information about its reportable operating segments. Both statements are applicable to reporting periods beginning after December 15, 1997. The impact of adopting the Statements is not expected to be material to the financial statements.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on or about February 17, 1994, Fresno Telsat, Inc. ("FTI"), the 35% general partner of Fresno MMDS Associates, filed a Complaint in the Superior Court of the State of California for the County of Monterey against Robert D. Hostetler, Terry J. Holmes, the Company, and certain other named and unnamed defendants. On August 28, 1996, the Company filed a Cross-Complaint against FTI and certain of its officers and directors.

         On or about February 24, 1997, the Company and Mr. Holmes each filed a motion for summary judgment seeking dismissal of the claims in the Complaint relating to an alleged conspiracy to misappropriate corporate opportunities of FTI. On or about March 5, 1997, FTI filed a motion for leave to amend the Complaint to add allegations that the Company aided and abetted Mr. Hostetler's misappropriation of corporate opportunity and that all defendants wrongfully interfered with FTI's prospective business opportunities. On June 11, 1997, the Court granted the Company's motion to dismiss the conspiracy claims against the Company. Also on June 11, 1997, the Court (1) allowed FTI to amend its complaint to assert a claim for unfair competition according to Section 17200 of the California Business and Professions Code, and (2) refused to permit FTI to amend the Complaint to allege against the Company either aiding and abetting or tortious interference with prospective business opportunities. On July 23, 1997, the Company filed a demurrer to dismiss the unfair competition claim against the Company.

         The Court has ordered that non-expert discovery be completed by October 31, 1997, and that the trial begin on January 12, 1998. The Company has been informed by FTI that FTI claims damages against the Company in the amount of $219,978,000 for injury allegedly caused by the Company tortiously interfering with Mr. Hostetler's fiduciary duties to FTI, which the Company denies. Although the ultimate outcome of the litigation cannot be predicted at this time, management believes that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

         As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on January 12, 1996, Videotron (Bay Area) Inc. ("Videotron") filed a complaint against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint alleged that the Company had caused certain entities from which ATI leases channels and airtime for its Bradenton and Lakeland, Florida wireless cable markets to actively oppose Videotron's FCC applications to increase broadcast power in Videotron's Tampa, Florida wireless cable systems in violation of a Non-Interference Agreement between Videotron and the Company.

         On May 15, 1997, the Circuit Court entered an order dismissing the Complaint without prejudice giving the parties 60 days to settle their dispute. On July 19, 1997, the Circuit Court approved an extension of this time period to September 15, 1997. Although the ultimate outcome of this matter (including whether Videotron will refile a complaint if the matter is not resolved by September 15, 1997) cannot be predicted at this time, management believes that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

         In addition, the Company is occasionally a party to legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of these matters will not have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a.) The annual meeting of stockholders of American Telecasting, Inc. was held on April 25, 1997.

         b.)  At the annual meeting of stockholders, the reelection of Donald
              R. DePriest, Richard F. Seney, Robert D. Hostetler, Mitchell R. Hauser, James S. Quarforth and Carl A. Rosberg as directors to serve until the 1998 annual meeting of stockholders was considered.

         c.) Other matters voted upon at the meeting included (i) the approval of an amendment to the Company's restated certificate of incorporation to increase the number of authorized shares of Class A Common Stock from 40,000,000 to 55,000,000, consisting of 45,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock; and (ii) ratification of the appointment of Arthur Andersen LLP as independent public accountants for the Company for 1997. The directors-nominees were elected and all proposals were approved. The voting results were as follows:

                                                                      Votes      Votes                Broker
              Proposal                                Votes For      Against    Withheld   Abstained Non-Votes
                                                      ---------      -------    --------   --------- ---------
              Election as director:
                Donald R. DePriest                    18,166,862          --     409,422         --     --
                Richard F. Seney                      18,186,843          --     389,441         --     --
                Robert D. Hostetler                   18,556,245          --      20,039         --     --
                Mitchell R. Hauser                    18,189,843          --     386,441         --     --
                James S. Quarforth                    18,189,843          --     386,441         --     --
                Carl A. Rosberg                       17,217,684          --     412,503         --     --

              Approval of amendment to the
                Company's restated certificate of
                incorporation                         18,290,511     263,037          --     22,736     --

              Ratification of the appointment
                of Arthur Andersen LLP as
                independent public accountants
                for the Company for 1997              18,564,634       8,200          --      3,450     --




ITEM 5.  OTHER INFORMATION

         On March 17, 1997, a consortium of wireless operators, including the Company, petitioned the Federal Communications Commission ("FCC") to expand two-way transmission of interactive services over wireless cable channels using Multichannel Multipoint Distribution Services ("MMDS") and Instructional Television Fixed Services ("ITFS") spectrum.

         If the rulemaking is adopted by the FCC, wireless cable companies would be able to offer an array of fixed, two-way wireless services, including two-way high speed Internet and Intranet access, interactive educational products, and interactive consumer services, such as video games, home shopping and banking. Currently, MMDS companies must use almost all of their allocated spectrum for downstream transmissions, and the current technical and processing rules are not designed to handle applications for two-way services in an efficient manner. While the FCC has recently granted permanent waivers for two-way use of the spectrum, the proposed rules would standardize and streamline the process. The FCC has acted quickly and accepted the proposed rulemaking requests and the requests are currently open for public comment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         3.     Certificate of Amendment of Restated Certificate of
                Incorporation.

         10.1 Employment Agreement effective as of April 28, 1997, between the Company and Terry J. Holmes.

         10.2 Employment Agreement effective as of April 28, 1997, between the Company and John B. Suranyi.

         11.    Statement regarding computation of earnings per share.

         27. Financial Data Schedule (filed only electronically with the SEC).

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

         (i)    Current Report on Form 8-K dated May 1, 1997 to report, under
                Item 5, that The Nasdaq Stock Market, Inc., informed the Company that the Company no longer meets the net tangible asset requirement for continued listing on the Nasdaq National Market;

         (ii)   Current Report on Form 8-K dated June 12, 1997 to report, under
                Item 5, that Nasdaq denied the Company's initial request for continued listing on The Nasdaq Stock Market;

         (iii)  Current Report on Form 8-K dated June 30, 1997 to report, under
                Item 5, that an oral hearing was set for July 25, 1997, on the Company's appeal of the determination by the staff of The Nasdaq Stock Market, Inc. to delist ATI from the Nasdaq Stock Market.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN TELECASTING, INC.



Date:     August 14, 1997               By:/s/    David K. Sentman
     ------------------------------        -------------------------
                                        David K. Sentman
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial Officer)


Date:     August 14, 1997               By:/s/    Fred C. Pattin Jr.
     ------------------------------        -------------------------
                                        Fred C. Pattin Jr.
                                         Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


         Exhibit                                     Description

         3.     Certificate of Amendment of Restated Certificate of
                Incorporation.

         10.1 Employment Agreement effective as of April 28, 1997, between the Company and Terry J. Holmes.

         10.2 Employment Agreement effective as of April 28, 1997, between the Company and John B. Suranyi.

         11.    Statement regarding computation of earnings per share.

         27. Financial Data Schedule (filed only electronically with the SEC).