Form 10-Q
period 1997-09-30
AMERICAN TELECASTING INC/DE/
filed 1997-11-14
CIK 913271

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1997
                              -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------
Commission File Number :

                                    0-23008
-------------------------------------------------------------------------------

                           AMERICAN TELECASTING, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                       54-1486988
--------------------------------------------                -------------------
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

5575 Tech Center Drive, Colorado Springs, CO                       80919
--------------------------------------------                -------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (719) 260-5533
                                                            -------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
     -----      -----

As of November 12, 1997, 25,743,607 shares of the registrant's Class A Common Stock, par value $.01 per share, were outstanding.

                           AMERICAN TELECASTING, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX



                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION.

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets -
              December 31, 1996 and September 30, 1997......................  3

           Condensed Consolidated Statements of Operations -
              Three Months Ended September 30, 1996 and 1997 and
              Nine Months Ended September 30, 1996 and 1997.................  4

           Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1996 and 1997.................  5

           Notes to Condensed Consolidated Financial Statements.............  6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 11


PART II. OTHER INFORMATION.

Item 1.    Legal Proceedings................................................ 18

Items 2-3. Not applicable

Item 5.    Other Information ............................................... 19

Item 6.    Exhibits and Reports on Form 8-K ................................ 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                            December 31,  September 30,
                                                                                1996          1997
                                                                            ------------  -------------
                                                                                           (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ..............................................   $  18,476    $  46,211
   Trade accounts receivable, net .........................................       1,867          815
   Prepaid expenses and other current assets ..............................       2,790        9,428
                                                                              ---------    ---------
Total current assets ......................................................      23,133       56,454
Property and equipment, net ...............................................      99,271       65,403
Deferred license and leased license acquisition costs, net ................     139,537      132,642
Goodwill, net .............................................................      15,163       14,513
Deferred financing costs, net .............................................       4,704        4,393
Other assets, net .........................................................       1,764          569
                                                                              ---------    ---------
         Total assets .....................................................   $ 283,572    $ 273,974
                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ...................................   $  15,022    $  14,141
  Current portion of long-term obligations ................................       5,852        2,370
  Customer deposits .......................................................         397          278
                                                                              ---------    ---------
Total current liabilities .................................................      21,271       16,789
Deferred income taxes .....................................................       2,834        2,834
2004 Notes ................................................................     135,484      151,286
2005 Notes ................................................................     116,480      130,227
Other long-term obligations, net of current portion .......................       4,390        3,041
                                                                              ---------    ---------
         Total liabilities ................................................     280,459      304,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $.01 par value; 2,500,000 shares authorized;
   none issued and outstanding ............................................          --           --
Series B Convertible Preferred Stock, $.01 par value; 500,000 shares authorized;  250,000 shares issued; 110,000 shares
   and none outstanding, respectively .....................................      13,237           --
Class A Common Stock, $.01 par value; 45,000,000 shares authorized;
  20,784,238 and 25,743,607 shares issued and outstanding, respectively ...         208          257
Class B Common Stock, $.01 par value; 10,000,000 shares authorized;
   no shares issued and outstanding .......................................          --           --
Additional paid-in capital ................................................     176,091      189,413
Common Stock warrants outstanding .........................................      10,129       10,129
Accumulated deficit .......................................................    (196,552)    (230,002)
                                                                              ---------    ---------
         Total stockholders' equity (deficit) .............................       3,113      (30,203)
                                                                              ---------    ---------
         Total liabilities and stockholders' equity .......................   $ 283,572    $ 273,974
                                                                              =========    =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                  (Unaudited)


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                            1996            1997            1996            1997
                                                        ------------    ------------    ------------    ------------
Revenues:
   Service and other ................................   $     15,131    $     14,061    $     45,295    $     45,179
   Installation .....................................            325             246           1,006             787
                                                        ------------    ------------    ------------    ------------
Total revenues ......................................         15,456          14,307          46,301          45,966
Costs and Expenses:
   Operating ........................................          8,623           8,100          26,011          27,227
   Marketing ........................................          2,091             666           6,445           2,197
   General and administrative .......................          4,646           5,287          14,166          15,736
   Depreciation and amortization ....................         11,456          11,499          31,570          37,108
                                                        ------------    ------------    ------------    ------------
Total costs and expenses ............................         26,816          25,552          78,192          82,268
                                                        ------------    ------------    ------------    ------------
Loss from operations ................................        (11,360)        (11,245)        (31,891)        (36,302)
Interest expense ....................................         (9,578)        (12,287)        (27,465)        (33,414)
Interest income .....................................            298             422             884             772
Gain on sale of wireless cable systems and assets ...             --          35,944              --          35,944
Other income ........................................            344             234             840             673
                                                        ------------    ------------    ------------    ------------
Income (loss) before income tax benefit (expense) ...        (20,296)         13,068         (57,632)        (32,327)
Income tax benefit (expense) ........................             84          (1,123)            273          (1,123)
                                                        ------------    ------------    ------------    ------------
Net loss applicable to Class A Common Stock .........   $    (20,212)   $     11,945    $    (57,359)   $    (33,450)
                                                        ============    ============    ============    ============

Net income (loss) per share .........................   $      (1.09)   $        .46    $      (3.28)   $      (1.32)


Weighted average number of common
   shares outstanding ...............................     18,583,169      25,743,607      17,506,036      25,362,081


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                        --------------------
                                                                          1996        1997
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................   $(57,359)   $(33,450)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ...................................     31,570      37,108
    Deferred income taxes ...........................................       (273)         --
    Amortization of debt discount and deferred financing costs ......     26,005      31,145
    Bond appreciation rights and warrants ...........................         --       1,345
    Minority interest income ........................................         --        (327)
    Gain on disposition of wireless cable systems and assets ........         --     (35,944)
    Other ...........................................................       (682)        134
    Changes in operating assets and liabilities .....................     (2,738)       (962)
                                                                        --------    --------
       Net cash used in operating activities ........................     (3,477)       (951)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...............................    (26,669)     (7,956)
  Additions to deferred license and leased license
    acquisition costs ...............................................     (9,573)        (18)
  Cash proceeds from disposition of wireless cable systems
    and assets ......................................................         --      47,106
  Net cash used in acquisitions .....................................     (1,827)     (3,416)
  Payments received on loans to related parties and others ..........        252          --
                                                                        --------    --------
      Net cash (used in) provided by investing activities ...........    (37,817)     35,716

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, net of
    stock issuance costs ............................................     20,587          --
  Proceeds from issuance of Series B Convertible Preferred Stock,
     net of stock issuance costs ....................................      9,466          --
  Borrowings under credit facilities ................................        200       6,155
  Principal payments on revolving credit facilities .................     (3,500)     (9,105)
  Increase in deferred financing costs ..............................         --      (1,285)
  Contributions by minority interest holder .........................      1,260         462
  Redemption of Exchangeable Debt Warrants ..........................         --        (850)
  Principal payments on notes payable ...............................     (1,678)     (1,700)
  Principal payments on capital lease obligations ...................       (619)       (707)
                                                                        --------    --------
     Net cash  provided by (used in)  financing activities ..........     25,716      (7,030)
                                                                        --------    --------
  Net (decrease) increase in cash and cash equivalents ..............    (15,578)     27,735
  Cash and cash equivalents, beginning of period ....................     32,514      18,476
                                                                        --------    --------
  Cash and cash equivalents, end of period ..........................   $ 16,936    $ 46,211
                                                                        ========    ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BUSINESS DESCRIPTION

     History and Organization

          American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service. ATI and its subsidiaries are collectively referred to herein as the "Company." As of September 30, 1997, the Company owned and operated 33 wireless cable systems located throughout the United States (the "Developed Markets"). The Company also has significant wireless cable (microwave) frequency interests in 16 other U.S. markets (the "Undeveloped Markets").

     Risks and Other Important Factors

          Since inception, the Company has focused principally on developing wireless cable systems to provide multiple channel television programming. During 1996, the Company's business strategy evolved to adapt to the significant regulatory and technological changes that have occurred recently in the telecommunications industry and to the Company's capital constraints. Management now believes that the most promising use of the Company's wireless assets may be to provide a variety of digital wireless services, instead of the traditional analog-based technology utilized by the Company to date. Such digital wireless services could include digital video (i.e., subscription television), high-speed Internet access and telephony services. While the Company has begun planning and testing of these digital wireless services, it has not yet introduced any of these services (except for a high-speed Internet access service in the Colorado Springs market which had a nominal number of paying customers as of September 30, 1997). The Company's ability to launch and successfully operate additional high-speed Internet access services and to introduce digital video and telephony services on a commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company and increased competition for the renewal of channel lease agreements), the level of consumer demand for such services, the availability of appropriate transmission and reception equipment on satisfactory terms, and the Company's ability to obtain the necessary regulatory changes and approvals. The Company expects that the market for such services will be extremely competitive.

          Since early 1996, the Company has taken certain actions aimed at reducing its costs and conserving its capital. Such measures include reductions in the size of the Company's workforce and decreases in marketing and capital expenditures and discretionary expenses. During 1997, the Company has not made the capital expenditures necessary to add enough subscribers to replace those subscribers who choose to stop receiving the Company's service. Moreover, at this time, the Company does not generally intend to further develop its Undeveloped Markets using analog technology. As a result, the Company's analog subscriber base decreased from 179,800 at December 31, 1996 to 141,600 at September 30, 1997. Included within such decrease is the Company's loss of approximately 23,000 subscribers due to the sale of certain of the Company's assets on August 12, 1997 to BellSouth Wireless (See Note 5). As the Company's analog subscriber base decreases, its revenues are expected to decrease unless and until it is able to successfully introduce other revenue-producing wireless services, such as digital video, high-speed Internet access and telephony. The Company currently expects that its existing cash and investment balances and cash generated from operations will be sufficient to finance its operations for the balance of 1997 and part of 1998 without further BellSouth closings. If the Company's capital resources are not sufficient to finance its operations, either in 1998 or thereafter, the Company will be required, at a minimum, to curtail its operations and development plans, which curtailment could involve, among other things, a complete cessation of new customer additions. Under current capital market conditions, the Company does not expect to be able to raise additional capital by issuing equity securities. Moreover, at this time, the Company does not intend to incur any additional bank borrowings unless subsequent BellSouth closings either do not occur or are insufficient to provide funds for operations.

          The Company will require significant additional capital to fully implement its digital strategy. To meet such capital requirements, the Company is pursuing opportunities to enter into strategic relationships or transactions with other providers of telecommunications and related services. Such relationships or transactions could involve, among other things, joint ventures, joint technology and market trials, sales or exchanges of stock or assets, or loans to or investments in the Company by strategic partners. As of the date of this Report, except for the BellSouth transaction, the Company has not reached any agreements or understandings with respect to such relationships or transactions and there can be no assurance that any such agreements or understandings will be reached.

          Interest payments on the Company's Senior Discount Notes due 2004 (the "2004 Notes") and the Company's Senior Discount Notes due 2005 (the "2005 Notes") will commence on December 15, 1999 and February 15, 2001, respectively. Aggregate interest payments on the 2004 Notes and the 2005 Notes are expected to be approximately $15.5 million, $28.5 million and $59.1 million in 1999, 2000, and 2001, respectively. The Company's ability to make these interest payments will depend on its ability to attract sufficient additional capital through relationships with strategic partners or otherwise, or to develop product lines that would fund such cash interest payments.

     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Reclassifications

          Certain amounts from the prior years' consolidated financial statements have been reclassified to conform with the 1997 presentation.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

          The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 1997, cash equivalents principally consisted of money market funds, commercial paper, federal government/agency debt securities, and other short-term, investment-grade, interest-bearing securities. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets.

     Net Loss Per Share

          Net loss per share is computed based on the weighted-average number of common shares outstanding for the respective periods. The effect of common stock equivalents is not included as it would be antidilutive.

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

          Because the effect of outstanding options is antidilutive, management does not believe that SFAS No. 128 will have an impact upon the Company's historical net loss per share as reported.

3.   DEBT

          Debt at September 30, 1997 consisted of the following (in thousands):

     2004 Notes ........................................           $151,286
     2005 Notes ........................................            130,227
     Notes payable .....................................              2,738
     Capital leases ....................................              1,151
                                                                   --------
         Total .........................................            285,402
         Less current portion ..........................              2,370
                                                                   --------
         Long-term debt ................................           $283,032
                                                                   ========

     On February 26, 1997, the Company entered into a twelve-month $17,000,000 credit facility (the "Credit Facility") with a bank. The loan was required to be repaid earlier than the specified termination date and certain mandatory prepayments were required to be made with proceeds from debt issuances or certain asset sales, including the BellSouth Transaction (See
     Note 5). On August 12, 1997, the Company completed the first closing of the sale of certain of its assets to BellSouth Wireless for total consideration approximating $54 million. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company (See Note 5). Concurrent with the closing, a portion of the proceeds was used to pay off the Credit Facility.

          Upon initiation of the Credit Facility, the Company delivered 4,500 bond appreciation rights ("BARs") and an option to exercise 141,667 exchangeable debt warrants or 141,667 equity warrants. The exchangeable debt warrants were redeemed by the Company for an aggregate amount of approximately $850,000 at the holder's option in connection with the repayment of the Credit Facility.

          Upon consummation of the first closing of the BellSouth Transaction, the credit facility was terminated. The Company's total obligation under the Credit Facility for the aggregate principal balance, accrued interest, fees and redemption of the debt warrants was approximately $6.4 million, net of an unused escrow deposit of approximately $845,000. The Company has no current plans to replace the Credit Facility. During the quarter ending September 30, 1997, the Company expensed all remaining unamortized deferred financing costs associated with the Credit Facility.

          As of the date of this report, the BARs remain outstanding. Amounts payable in connection with the BARs are based upon the appreciation in price of the $4.5 million face value of the Company's 2004 Notes. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of a 2004 Note on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash. As of September 30, 1997, the market price of each 2004 Note was $400. BARs payable at September 30, 1997, were estimated at $495,000.

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

5.   COMMITMENTS AND CONTINGENCIES

     Litigation

          In February 1994, a complaint was filed by Fresno Telsat, Inc. ("FTI") in the Superior Court of the State of California for the County of Monterey against Robert D. Hostetler, Terry J. Holmes, the Company and certain other unnamed defendants. The complaint seeks compensatory damages and exemplary damages against all defendants, costs, and other relief. In the course of pre-trial discovery, the plaintiff estimated its damage claim at approximately $220 million. The complaint, as amended, alleges, among other claims, that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to FTI, and that the Company and the unnamed defendants engaged in wrongful interference with fiduciary relationship and unfair competition. On June 11, 1997, the Court dismissed the conspiracy claims against the Company. On September 10, 1997, the Court dismissed the plaintiff's claim for interference with fiduciary relationship. The Court has ordered the trial of the remaining claims, including unfair competition according to the California Business and Professions Code, to commence on January 12, 1998. Although the ultimate outcome of this matter cannot be predicted, management continues to believe, based on its review of this claim and discussion with legal counsel, that the resolution of this matter will not have a material effect on the Company's financial position or future results of operations.

          On January 12, 1996, Videotron (Bay Area) Inc. filed a complaint against ATI in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint alleges that ATI has caused certain entities from which ATI leases channels and airtime for its Bradenton and Lakeland, Florida wireless cable markets to actively oppose Videotron's FCC applications to increase broadcast power in Videotron's Tampa, Florida wireless cable system in violation of a Non-Interference Agreement between Videotron and the Company. On May 15, 1997, the Circuit Court entered an order dismissing the Complaint without prejudice giving the parties 60 days to settle their dispute. On July 19, 1997, the Circuit Court approved an extension of this time period to September 15, 1997. Because settlement discussions were continuing as of September 15, 1997, the Court further extended the time period for settlement to November 17, 1997. Although the ultimate outcome of this matter (including whether Videotron will refile a complaint if the matter is not resolved by November 17, 1997) cannot be predicted at this time, management believes that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

          In addition, the Company is occasionally a party to legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

     BTA Auction

          The Company was involved in the FCC's bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"), which was completed in March 1996. The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.5 million had been paid as of September 30, 1997. The remaining amount (approximately $654,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur in 1997 and 1998.

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

          On August 12, 1997, the Company completed the first closing of the BellSouth Transaction, which involved transferring to BellSouth Wireless the Company's operating systems and current channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. The markets sold in the first closing accounted for approximately 23,000 subscribers as of September 30, 1997. Total revenue, operating expenses and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the markets sold in the first closing were $906,000, $843,000 and $63,000, respectively, for the three month period ending September 30, 1997 and $5.3 million, $4.3 million and $891,000, respectively, for the nine month period ending September 30, 1997. Total revenue, operating expenses and EBITDA for such markets were $2.1 million, $1.9 million and $260,000, respectively, for the three month period ending September 30, 1996 and $6.6 million, $6.0 million and $615,000, respectively, for the nine month period ending September 30, 1996. Under the terms of the BellSouth Agreement, additional closings are anticipated over the next two years.

          The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained herein that are not historical facts including, but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's wireless communications services; changes in labor, equipment and capital costs; the unavailability of digital compression technology and equipment at reasonable prices; the Company's inability to incorporate digital compression technology into certain of its subscription television systems in a cost efficient manner; the Company's inability to develop and successfully implement new services such as high-speed Internet access and telephony; the Company's inability to obtain the necessary authorizations from the FCC for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business and increased competition for the renewal of channel lease agreements; a failure by the Company to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

INTRODUCTION

         During 1996, the Company's business strategy evolved to adapt to the significant regulatory and technological changes that have occurred recently in the telecommunications industry and to the Company's capital constraints. Management now believes that the most promising use of the Company's wireless assets may be to provide a variety of digital wireless services, instead of the traditional analog-based technology utilized by the Company to date. Such digital wireless services could include digital video (i.e., subscription television), high-speed Internet access and telephony services. A successful deployment of such services might include the full bundle of broadband (i.e., video and high-speed Internet) and narrowband (i.e., telephony) services.
While the Company has begun planning and testing of these wireless services, it has not yet introduced any of these services (except for a high-speed Internet access service in the Colorado Springs market which had a nominal number of paying customers as of September 30, 1997). The Company's ability to launch and successfully operate additional high-speed Internet access services and to introduce digital video and telephony services on a commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company and increased competition for the renewal of channel lease agreements), the level of consumer demand for such services, the availability of appropriate transmission and reception equipment on satisfactory terms and the Company's ability to obtain the necessary regulatory changes and approvals. The Company expects that the market for such services will be extremely competitive.

         In the near term, the Company intends to continue to operate its Developed Markets principally as an analog wireless cable business. However, because of its current financial condition and its revised business strategy, during 1997, the Company has not made the marketing and capital expenditures necessary to add enough new subscribers to replace those subscribers that choose to stop receiving the Company's service. Moreover, at this time, the Company does not generally intend to further develop its Undeveloped Markets using analog technology. As a result, the Company's analog subscriber base decreased from 179,800 at December 31, 1996 to 141,600 at September 30, 1997. Included within such decrease is the Company's loss of approximately 23,000 subscribers due to the sale of certain of the Company's assets on August 12, 1997 to BellSouth Wireless (See Note 5 to the financial statements). As the Company's analog subscriber base decreases, its revenues are expected to decrease unless and until it is able to successfully introduce other revenue-producing wireless services, such as digital video, high-speed Internet access and telephony.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF FUNDS

         The Company has experienced negative cash flows from operations in each year since its formation, and although certain of the Company's more established systems currently generate positive cash flow from operations, the Company expects to continue to experience negative consolidated free cash flow from operations for the foreseeable future. Unless and until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or external sources of funding, or sell assets, to satisfy its working capital and capital expenditure needs.

         Operating cash flow is a commonly used measure of performance in the wireless cable industry. However, operating cash flow does not purport to represent cash used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         The Company expects that its principal capital expenditure requirements for 1997 and throughout 1998 will relate principally to replacement of customer churn, additional launches of high-speed Internet services in one or more markets, trials of broadband data and telephony services, the purchase of transmission equipment for new channels and the acquisition of additional wireless spectrum. The Company intends to finance these capital expenditures from existing cash and investment balances, cash generated from system operations and additional BellSouth closings. The commercial introduction by the Company of digital services, such as high-speed Internet access, telephony and digital video, would require substantial additional capital expenditures. While the Company may use a portion of the proceeds from the BellSouth Transaction to acquire assets for the development of such digital services, such proceeds will not be sufficient to fully implement its digital strategies for Internet access, telephony and video throughout its markets. The Company is pursuing strategic relationships or transactions with other providers of telecommunications and related services to facilitate access to additional capital, among other things. The Company's ability to fully implement its revised business strategy will depend on its ability to attract sufficient additional capital through relationships with strategic partners or otherwise. There can be no assurance that sufficient capital will be available on terms satisfactory to the Company, or at all.

         To date, the Company's operations have required substantial amounts of capital for (i) the installation of analog video equipment in new subscribers' premises, (ii) the construction of additional transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems, and (v) investments in, and maintenance of, vehicles and administrative offices. The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the nine month periods ended September 30, 1997 and 1996, were approximately $8.0 million, and $26.7 million, respectively. Such expenditures were primarily for the installation of equipment in new subscribers' premises for the nine months ended September 30, 1997 and for the construction and expansion of the Company's wireless cable systems and the installation of equipment in new subscribers' premises for the nine months ended September 30, 1996.

         In the near future, the Company may experience increased programming expenses beyond the normal annual escalations due to the renewal of programming contracts. The Company also expects that depreciation and amortization expense will increase if and when the Company resumes a customer growth strategy with respect to its analog business and with the continued development of its strategy to grow the high-speed Internet business. Marketing expenses can also be expected to increase, perhaps significantly, if and when the Company resumes growth of subscribers.

         With the advent of Internet and other digital services, the Company is experiencing more competition for the renewal of channel lease agreements. As a result, the Company could lose channels or experience increased capital expenditures and signing costs to retain its existing channels.

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

         On August 12, 1997, the Company completed the first closing of the sale of certain of its assets to BellSouth Wireless as part of the BellSouth Transaction. The first closing involved the sale to BellSouth Wireless of the Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $34.9 million, respectively. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. Under the terms of the BellSouth Agreement, additional closings are scheduled over the next two years. If further BellSouth closings are consummated, proceeds therefrom will provide further resources to help finance the Company's operations and development plans. The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.

         The Company is also pursuing strategic relationships or transactions with other providers of telecommunications and related services. One of the Company's primary objectives in pursuing such relationships and transactions is to facilitate access to additional capital. Except for the BellSouth Transaction, the Company has not reached any agreements or understandings with respect to such relationships or transactions and there can be no assurance that any such agreements or understandings will be reached.

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

         As a result of certain limitations contained in the Indentures relating to the 2004 Notes and the 2005 Notes, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million (approximately $4.4 million of which had been utilized as of September 30, 1997). Although the Company has the ability under the Indentures to borrow an additional $13.1 million as of September 30, 1997, the Company, at this time, does not intend to incur any additional bank borrowings unless subsequent BellSouth closings either do not occur or are insufficient to provide funds for operations.

         Interest payments on the 2004 Notes and the 2005 Notes will commence on December 15, 1999 and February 15, 2001, respectively. Aggregate interest payments on the 2004 Notes and the 2005 Notes are expected to be approximately $15.5 million, $28.5 million and $59.1 million in 1999, 2000, and 2001, respectively. The Company's ability to make these interest payments will depend on its ability to attract sufficient additional capital through relationships with strategic partners or otherwise, or to develop product lines that would fund such cash interest payments.

         Since early 1996, the Company has taken certain actions aimed at reducing its costs and conserving its capital, including reductions in the size of the Company's workforce and decreases in capital expenditures and discretionary expenses. As a result, the Company currently expects that its existing cash and investment balances and cash generated from operations will be sufficient to finance its operations for the balance of 1997 and part of 1998 without further BellSouth closings. Under current capital market conditions, the Company does not expect to be able to raise additional capital by issuing equity securities. In the future, the issuance of moderate amounts of certain types of new equity could, under Section 382 of the Internal Revenue Code, require the Company to pay income taxes on gains received on asset sales because of the Company's inability to fully offset such gains against net operating loss carryforwards. At this time, the Company does not intend to incur any additional bank borrowings unless subsequent BellSouth closings either do not occur or are insufficient to provide funds for operations. If the Company's capital resources are not sufficient to finance its operations, either in 1998 or thereafter, the Company will be required, at a minimum, to curtail its operations and development plans, which curtailment could involve, among other things, a complete cessation of new customer additions.

         On February 26, 1997, the Company entered into a twelve month $17,000,000 credit facility (the "Credit Facility") with a bank. The loan was required to be repaid earlier than the specified termination date and certain mandatory prepayments were required to be made with the proceeds from certain debt issuances or asset sales, including the BellSouth Transaction. All amounts outstanding under the Credit Facility were repaid with proceeds of the BellSouth Transaction. At closing of the Credit Facility, the Company also delivered 4,500 bond appreciation rights ("BARs") and an option to exercise 141,667 exchangeable debt warrants or 141,667 equity warrants. Concurrent with the closing of the BellSouth Transaction, proceeds from the BellSouth Transaction were used to repay the Credit Facility and redeem the exchangeable debt warrants. The Company's total obligation under the Credit Facility for the aggregate principal balance, accrued interest, fees and redemption of the exchangeable debt warrants was approximately $6.4 million, net of an unused escrow deposit of $845,000. The Credit Facility has been terminated and the Company does not currently intend to replace the Credit Facility.

         As of the date of this report, the BARs remain outstanding. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of each 2004 Note on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash.

         The Company was involved in the FCC's bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"), which was completed in March 1996. The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.5 million had been paid as of September 30, 1997. The remaining amount (approximately $654,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur in 1997 or 1998.

         On June 28, 1996, the Company entered into a definitive agreement to acquire wireless cable channel rights and certain other subscription television assets in Cincinnati, Ohio (the "Cincinnati Acquisition") for aggregate consideration of approximately $5.4 million. The final closing of the Cincinnati Acquisition occurred on July 10, 1997, and a final payment of approximately
$2.1 million was made. The subscription television assets acquired by the Company in connection with the Cincinnati Acquisition served approximately
3,100 subscribers as of the date of acquisition.

         During 1996, the Fresno Partnership maintained a revolving credit facility (the Fresno Facility) with a bank that provided for borrowings for the Fresno, Visalia and Merced systems. The Fresno Facility was fully assigned from the bank to ATI prior to March 31, 1997. As of September 30, 1997, the Fresno Partnership was not in compliance with certain of the restrictive covenants contained in the Fresno Facility or with the requirements relating to repayment of principal.

RESULTS OF OPERATIONS

         Management believes that period-to-period comparisons of the Company's financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the changes in the Company's business strategy during the periods presented, as discussed more fully above.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Service revenues decreased $1.1 million, or 7.1%, for the three months ended September 30, 1997 to $14.1 million, as compared to $15.1 million during the same period of 1996. This decrease resulted primarily from the loss of revenues from the markets sold to BellSouth Wireless on August 12, 1997 and from an overall decline in analog video subscribers, offset partially by subscription rate increases implemented during the first quarter of 1997. The number of subscribers to the Company's wireless cable systems decreased to 141,600 at September 30, 1997, compared to 179,800 at December 31, 1996 (179,500 and 173,700 at September 30, 1996 and December 31, 1995,
respectively).

         On a "same system" basis (comparing systems that were operational for all of each of the three-month periods ended September 30, 1997 and 1996), service revenues were constant at $12.9 million. Same systems during these periods totaled 33 systems. The Company's Orlando, Daytona, Ft. Myers, Jacksonville and Louisville systems were omitted from same system revenues for both periods as these systems were sold during the third quarter of 1997. Revenue from the Yankton, South Dakota system was omitted from same system revenues for both periods as this system was sold by the Company during the fourth quarter of 1996. The average number of subscribers in these same systems decreased approximately 5.5% for the three months ended September 30, 1997, as compared to the same period of 1996. Revenue from these lost subscribers was partially offset by rate increases.

         Operating expenses, principally programming, site costs and other direct expenses, aggregated $8.1 million (or 56.6% of total revenues) during the three months ended September 30, 1997, compared to $8.6 million (or 55.7% of total revenues) during the same period of 1996. The decrease of approximately $523,000 was primarily the result of programming rebates of approximately $400,000 received during the third quarter and lower service call and disconnect expenses as a result of a lower subscriber base. The decrease in operating expenses was partially offset by increased programming rates for basic and premium programming, and increased channel lease costs due to annual rate increases.

         Marketing and selling expenses totaled $666,000 (or 4.6% of total revenues) during the three months ended September 30, 1997, compared to $2.1 million (or 13.5% of total revenues) during the same period of 1996. The decrease in such expenses of $1.4 million was primarily due to headcount reductions which resulted in reduced salaries and related sales commissions. Reduced advertising costs also contributed to the reduction in marketing expenses. This decrease in marketing efforts is consistent with the Company's strategy to not replace those subscribers who choose to stop receiving the Company's service.

         General and administrative expenses totaled $5.3 million (or 36.9% of total revenues) for the three months ended September 30, 1997, compared to $4.6 million (or 30% of total revenues) for the same period of 1996. This increase was principally attributable to the write off in the third quarter of 1997 of certain merger and acquisition costs previously capitalized and higher legal costs. Revenues from high-speed Internet access were negligible during the three months ended September 30, 1997, and expenses incurred in connection therewith were less than $200,000.

         The Company's loss from operations was $11.2 million during the three months ended September 30, 1997, as compared to $11.4 million during the same period of 1996. The decrease in the loss from operations of $115,000 resulted primarily from lower depreciation and amortization expense. The lower depreciation and amortization expense resulted from a decrease in amortization expense of approximately $700,000 due to the sale of certain markets to BellSouth Wireless on August 12, 1997. This decrease was offset by increased depreciation expense due to a revision in the useful lives of subscriber premise equipment from seven years to three or four years made by the Company during the fourth quarter of 1996, and due to additional expense recorded for excess subscriber equipment.

         Interest expense increased $2.7 million during the three months ended September 30, 1997 to $12.3 million, as compared to $9.6 million during the same period of 1996. The increase in interest expense primarily resulted from noncash interest charges of approximately $2.2 million associated with the Company's 2004 Notes and 2005 Notes. Interest expense also increased due to interest charges of approximately $1.0 million associated with the BARs, warrants and outstanding and unused loan balances recorded in connection with the Credit Facility. These increases in interest expense were offset, in part, by lower debt balances on various notes that were repaid with borrowings from the Credit Facility.

         During the three months ended September 30, 1997, the Company recorded a gain of approximately $35.9 million related to the sale of certain markets to BellSouth Wireless. Taxes on this gain were estimated at $1.1 million.

         The Company achieved earnings before interest, taxes, depreciation and amortization of $254,000 for the three months ended September 30, 1997, as compared to earnings before interest, taxes, depreciation and amortization of $96,000 for the same period of 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Service revenues decreased $116,000, or 0.3%, for the nine months ended September 30, 1997 to $45.2 million, as compared to $45.3 million during the same period of 1996. This decrease resulted primarily from the loss of revenues from the markets sold to BellSouth Wireless on August 12, 1997 and from an overall decline in analog video subscribers, offset partially by subscription rate increases implemented during the first quarter of 1997. The number of subscribers to the Company's wireless cable systems decreased to 141,600 at September 30, 1997, compared to 179,800 at December 31, 1996 (179,500 and 173,700 at September 30, 1996 and December 31, 1995,
respectively).

         On a "same system" basis (comparing systems that were operational for all of each of the nine-month periods ended September 30, 1997 and 1996), service revenues increased $777,000, or 2.0%, to $38.8 million, as compared to $38.0 million for the nine months ended September 30, 1996. Same systems during these periods totaled 31 systems. The Company's Portland, Oregon and Anchorage, Alaska systems were omitted from same system revenues for both periods as these systems were launched in the second quarter of 1996. Revenue from the Orlando, Daytona, Ft. Myers, Jacksonville and Louisville, Kentucky systems were omitted from same system revenues for both periods as these systems were sold in the third quarter of 1997. Revenue from the St. James, Minnesota and Yankton, South Dakota systems were omitted from same system revenues for both periods as these systems were sold by the Company during the second and fourth quarters, respectively, of 1996. The average number of subscribers in these same systems decreased approximately 2.0% for the nine months ended September 30, 1997, as compared to the same period of 1996. Revenue from these lost subscribers was partially offset by rate increases.

         Installation revenues for the nine months ended September 30, 1997 totaled $787,000, compared to $1.0 million during the same period of 1996. The decrease in installation revenues of $219,000, or 21.8%, was primarily the net result of fewer subscriber installations due to the sale of certain markets to BellSouth Wireless and the decision to not replace a portion of normal customer churn. The decrease in installation revenues was partially offset by increased installation rates for the nine months ended September 30, 1997, as compared to installation rates during the same period of 1996. The number of installations completed during the nine months ended September 30, 1997 decreased approximately 53.4% as compared to the same period during 1996. Installation rates vary widely by system based upon competitive conditions. The Company occasionally reduces installation charges as part of selected promotional campaigns.

         Operating expenses, principally programming, site costs and other direct expenses, aggregated $27.2 million (or 59.2% of total revenues) during the nine months ended September 30, 1997, compared to $26.0 million (or 56.2% of total revenues) during the same period of 1996. The increase of $1.2 million was primarily the result of increased programming rates for basic and premium programming, and increased channel lease costs due to annual rate increases. The increase in operating expenses was offset during the nine months ended September 30,

1997 by programming rebates of approximately $400,000 received during the third quarter of 1997 and reduced service call and disconnect expenses as a result of a lower subscriber base.

         Marketing and selling expenses totaled $2.2 million (or 4.8% of total revenues) during the nine months ended September 30, 1997, compared to $6.4 million (or 13.9% of total revenues) during the same period of 1996. The decrease in such expenses of $4.2 million was primarily due to headcount reductions which resulted in reduced salaries and related sales commissions. Reduced advertising also contributed to the reduction in marketing expenses. This decrease in marketing efforts is consistent with the Company's strategy to not replace those subscribers who choose to stop receiving the Company's service.

         General and administrative expenses totaled $15.7 million (or 34.2% of total revenues) for the nine months ended September 30, 1997, compared to $14.2 million (or 30.6% of total revenues) for the same period of 1996. This increase was principally attributable to the write off in the third quarter of 1997 of certain merger and acquisition costs previously capitalized, higher legal costs, and severance costs related to the BellSouth Transaction. Revenues from high speed Internet access were negligible for the nine months ended September 30, 1997 and expenses incurred in connection therewith were less than $350,000.

         The Company's loss from operations was $36.3 million during the nine months ended September 30, 1997, compared to $31.9 million for the same period of 1996. The increase in the loss from operations of $4.4 million resulted primarily from increased depreciation and amortization expense of $5.5 million. The increase in depreciation and amortization expense was due to a revision in the useful lives of subscriber premise equipment from seven years to three or four years made by the Company during the fourth quarter of 1996, and due to additional expense recorded for excess subscriber equipment. This increase was offset, in part, by a net decrease in loss from operations of approximately $1.5 million as a result of fluctuations in operating, marketing and general and administrative expenses previously discussed.

         Interest expense increased $5.9 million during the nine months ended September 30, 1997 to $33.4 million, as compared to $27.5 million during the same period of 1996. The increase in interest expense primarily resulted from noncash interest charges of approximately $5.2 million associated with the Company's 2004 Notes and 2005 Notes. Interest expense also increased due to interest charges of approximately $1.7 million associated with the BARs, warrants and outstanding and unused loan balances recorded in connection with the Credit Facility. These increases in interest expense were offset, in part, by lower debt balances on various notes that were repaid with borrowings from the Credit Facility.

         During the nine months ended September 30, 1997, the Company recorded a gain of approximately $35.9 million related to the sale of certain markets to BellSouth Wireless. Taxes on this gain were estimated at $1.1 million.

         The Company achieved earnings before interest, taxes, depreciation and amortization of $806,000 for the nine months ended September 30, 1997, as compared to a loss before interest, taxes, depreciation and amortization of $321,000 for the same period of 1996.

Pending Accounting Pronouncements

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

         Because the effect of outstanding options is antidilutive, management does not believe that SFAS No. 128 will have an impact upon historical net loss per share as reported.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on or about February 17, 1994, Fresno Telsat, Inc. ("FTI"), the 35% general partner of Fresno MMDS Associates, filed a Complaint in the Superior Court of the State of California for the County of Monterey against Robert D. Hostetler, Terry J. Holmes, the Company, and certain other unnamed defendants. On August 28, 1996, the Company filed a Cross-Complaint against FTI and certain of its officers and directors.

         On or about February 24, 1997, the Company and Mr. Holmes each filed a motion for summary judgment seeking dismissal of the claims in the Complaint relating to an alleged conspiracy to misappropriate corporate opportunities of FTI. On or about March 5, 1997, FTI filed a motion for leave to amend the Complaint to add allegations that the Company aided and abetted Mr. Hostetler's misappropriation of corporate opportunity and that all defendants wrongfully interfered with FTI's prospective business opportunities. On June 11, 1997, the Court granted the Company's motion to dismiss the conspiracy claims against the Company. Also on June 11, 1997, the Court (1) allowed FTI to amend its complaint to assert a claim for unfair competition according to Section 17200 of the California Business and Professions Code, and (2) refused to permit FTI to amend the Complaint to allege against the Company either aiding and abetting or tortious interference with prospective business opportunities. On July 23, 1997, the Company filed a demurrer to dismiss the unfair competition claim against the Company. On August 13, 1997, the Company filed a motion for judgment on the claim for interference with fiduciary relationship. On September 10, 1997, the Court dismissed the plaintiff's claim for interference with fiduciary relationship. FTI stipulated to the Company's demurrer and filed its Second Amended Complaint on or about September 15, 1997.

         The Court ordered that non-expert discovery be completed by October 31, 1997, and that the trial begin on January 12, 1998. The Company has been informed by FTI that FTI claims damages against the Company in the amount of approximately $220 million for injury allegedly caused by the Company tortiously interfering with Mr. Hostetler's fiduciary duties to FTI, which the Company denies. Although the ultimate outcome of the litigation cannot be predicted at this time, management believes that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

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

         On May 15, 1997, the Circuit Court entered an order dismissing the Complaint without prejudice giving the parties 60 days to settle their dispute. On July 19, 1997, the Circuit Court approved an extension of this time period to September 15, 1997. Because settlement discussions were continuing as of September 15, 1997, the Court further extended the time period for settlement to November 17, 1997. Although the ultimate outcome of this matter (including whether Videotron will refile a complaint if the matter is not resolved by November 17, 1997) cannot be predicted at this time, management believes that resolution of this matter will not have a material adverse impact on the Company's financial position or future results of operations.

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

         On October 10, 1997, the FCC issued a notice of proposed rulemaking seeking comments on proposed amendments of its rules to enable MMDS and ITFS licensees to engage in fixed two way transmissions. Comments on the Commission's Notice of Proposed Rulemaking are due December 9, 1997 and reply comments are due January 8, 1998.

         In addition, the Company is in the first phase of trials demonstrating the use of two-way broadband wireless local loop telephone service in select markets. The results of these trials cannot presently be predicted.

         Historically, the Company has generated operating and net losses on a consolidated basis and can be expected to do so for the foreseeable future. As a result of its history of net losses, the Company currently has a negative tangible net worth and total liabilities exceeded total assets as of September 30, 1997. By letter dated May 1, 1997, The Nasdaq Stock Market, Inc. ("Nasdaq") informed the Company that, based upon a review of the Company's Form 10-K for the fiscal year ended December 31, 1996, the Company no longer met the net tangible asset requirement for continued listing on the Nasdaq National Market. In response to the letter from Nasdaq, the Company provided its proposal to achieve compliance with Nasdaq National Market listing requirements. By letter dated June 11, 1997, Nasdaq denied the Company's request for continued listing of its Class A Common Stock on Nasdaq. Nasdaq procedures permitted the Company to appeal this determination to a Nasdaq review committee. On July 25, 1997, an oral hearing was held on the Company's appeal of Nasdaq's decision to delist the Company and on the Company's lack of compliance with the minimum bid price standard. By letter dated August 12, 1997, the Company was notified that a temporary exception had been granted by The Nasdaq Stock Market. The temporary exception was subject to certain conditions and was limited in duration. The Company later determined that it would not satisfy the net tangible asset listing requirement within the time period and under the terms requested by Nasdaq. Consequently, on October 7, 1997, the Company submitted a request to Nasdaq to move the listing of the Company's Class A Common Stock from the Nasdaq National Market to The Nasdaq SmallCap Market. By letter dated October 14, 1997, the Company was notified that effective October 17, 1997, the Company's securities would be listed on The Nasdaq SmallCap Market. In order to continue to be listed on The Nasdaq SmallCap Market, the Company will be required to satisfy the maintenance criteria for such market. If the Company does not comply with the new standards for the Nasdaq SmallCap Market, the Company's Class A Common stock could be delisted from The Nasdaq SmallCap Market. Delisting could result in a decline in the trading market for the Company's Class A Common Stock, which could potentially depress the Company's stock and bond prices, among other consequences.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  (a)  Exhibits

          10.1 Employment agreement effective as of July 1, 1997, between the Company and Robert D. Hostetler.

          10.2 First Amendment to Employment Agreement effective as of September 9, 1997, between the Company and David K. Sentman.

          11.   Statement regarding computation of earnings per share.

          27.   Financial Data Schedule (filed only electronically with the
                SEC).

          99.1  Associate Stock Purchase Plan.

          99.2  Amendment to Associate Stock Purchase Plan.

(b)   Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

          (i) Current Report on Form 8-K dated August 12, 1997, to report, under Item 5 and Item 7, that the Company had completed the first closing of the BellSouth Transaction;

          (ii) Current Report on Form 8-K dated August 12, 1997, to include, under Item 5 and Item 7, a July 31, 1997 balance sheet with proforma adjustments evidencing the first closing of the BellSouth Transaction; and

          (iii) Current Report on Form 8-K dated August 13, 1997 to report, under Item 5, that Nasdaq had granted the Company a temporary exception from The Nasdaq Stock Market, Inc. continued listing requirements for its Class A Common Stock on The Nasdaq National Market.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN TELECASTING, INC.



Date: November 14, 1997              By: /s/ David K. Sentman
      --------------------------         ------------------------------------
                                         David K. Sentman
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial Officer)


Date: November 14, 1997              By: /s/ Fred C. Pattin Jr.
      --------------------------         ------------------------------------
                                         Fred C. Pattin Jr.
                                         Controller
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit                           Description
-------                           -----------
10.1      Employment agreement effective as of July 1, 1997, between the
          Company and Robert D. Hostetler.

10.2      First Amendment to Employment Agreement effective as of September 9,
          1997, between the Company and David K. Sentman.

11.       Statement regarding computation of earnings per share.

27.       Financial Data Schedule (filed only electronically with the SEC).

99.1      Associate Stock Purchase Plan.

99.2      Amendment to Associate Stock Purchase Plan.