Form 10-K
period 1997-12-31
AMERICAN TELECASTING INC/DE/
filed 1998-03-27
CIK 913271

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-23008

                           AMERICAN TELECASTING, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      54-1486988
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

      5575 TECH CENTER DRIVE, SUITE 300
          COLORADO SPRINGS, COLORADO                               80919
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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SEC.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     As of March 6, 1998, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $16.4 million based upon the closing price of the Class A Common Stock as reported on the Nasdaq SmallCap Market as of the close of business on that date.

     As of March 6, 1998, 25,743,607 shares of the registrant's Class A Common Stock were outstanding.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

       The following documents are incorporated into this Form 10-K by reference:
       Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 1998 Part III
                             ---------------------

* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; the Company's inability to develop and implement new services such as high-speed Internet access, two-way multi-media services and digital video; the Company's inability to obtain the necessary authorizations from the Federal Communications Commission ("FCC") for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; a failure by the Company to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

GENERAL

     American Telecasting, Inc. ("ATI" or the "Company") was formed in 1988 to develop wireless cable television systems in mid-sized markets throughout the United States. As of December 31, 1997, the Company provided analog subscription television service to approximately 138,900 subscribers through 33 operational wireless cable systems located in selected U.S. markets (the "Developed Markets"). The Company also has significant wireless cable (microwave) frequency interests in 19 other U.S. markets (the "Undeveloped Markets" and together with the Developed Markets, the "Markets"). As of December 31, 1997, the Company had approximately 10.3 million Estimated Households in Service Area in its Markets, although some of these households will be "shadowed" and unable to receive the services offered by the Company due to certain characteristics of the particular market, such as transmitter height and transmission power, terrain and foliage ("Line-of-Sight Constraints"). See "-- Markets."

     Wireless cable systems use microwave frequencies licensed by the FCC to transmit signals over the air from a transmission tower to a microwave receiver installed at the subscriber's home or business. Licenses for wireless cable frequencies, which utilize up to approximately 200 megahertz ("MHz") of radio spectrum, are given a 35 mile protected service area to transmit signals from their central transmission point, although increases in transmission power and other factors may expand the coverage area of a system to approximately 40 to 50 miles from the central transmission point. Because microwave signals are transmitted over the air, wireless cable technology does not require the large networks of cable and amplifiers utilized by franchise cable operators to deliver services. Thus, wireless cable technology has been developed as a reliable, yet relatively low cost, medium to provide services to subscribers in single family homes, multiple dwelling units and commercial properties.

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

BUSINESS STRATEGY

  Analog Technology

     Since inception, the Company has focused principally on developing analog wireless cable systems to provide multiple channel television programming similar to that offered by franchise cable companies. The

Company's primary strategy has been to develop systems in mid-sized markets where terrain and other conditions are well suited to wireless cable service. To attract subscribers in these markets, the Company has sought to exploit the cost advantage that wireless cable has over other analog subscription television services by offering the most popular programming (including "basic" channels such as ESPN, CNN, USA Network, Nickelodeon, Discovery, regional sports channels, MTV, local broadcast channels, and one to three "premium" channels such as Home Box Office, Showtime and The Disney Channel) at affordable prices and by emphasizing a strong commitment to customer service. In developing and implementing its business strategy, the Company also has sought to maintain the flexibility to adapt to new digital technologies for the provision of video, voice and data services.

     During 1997, the Company operated its Developed Markets principally as an analog video subscription television business. The Company's strategy was, in part, to maximize operating cash flow from its analog video operations, while continuing to explore the development of digital wireless services, such as high-speed Internet access, two-way multimedia services (i.e., Internet and telephony) and digital video. In certain markets, the Company intentionally curtailed growth in its analog video business by not investing the capital resources necessary to replace all those subscribers who chose to stop receiving the Company's service ("subscriber churn"). The Company's analog video strategy was based upon several factors, including the limited capital resources available to maintain the Company's business at current levels and management's belief that the most attractive returns on investment are likely to be based on digital technologies.

     The Company's subscriber base declined from 179,800 at December 31, 1996 to 138,900 at December 31, 1997. Approximately half of this decline (23,000 subscribers) resulted from a sale of assets to BellSouth Wireless Cable, Inc. ("BellSouth Wireless") See "-- Acquisitions and Divestitures -- BellSouth Transaction." The balance of the decline resulted from the Company's revised business strategy, as described above. As the Company's analog video subscriber base decreases, its revenues are expected to decrease, unless and until it is able to successfully introduce other revenue-producing digital wireless services.

  Digital Technologies

     Management continues to believe that the most promising long-term use of the Company's spectrum is to provide a variety of digital wireless services. Such digital wireless services could include high-speed Internet access, two-way multi-media services and digital video.

  High-Speed Internet Access Service

          Asymmetrical Internet Access. The Company's high-speed Internet access strategy is to initially launch commercial operations in a small number of markets in order to evaluate the long-term viability and financial returns of the business. During the second quarter of 1997, the Company deployed an asymmetrical high-speed Internet access service in its Colorado Springs, Colorado market branded as "WantWEB." This technology utilizes a high-speed wireless cable modem for downstream Internet access, while relying on a telephone line for upstream Internet access. Shortly after its initial launch, the Company's primary equipment vendor was unable to satisfactorily resolve technical problems with certain equipment. During the third quarter of 1997, the Company switched equipment vendors and exchanged all deployed equipment in the Colorado Springs market. As of December 31, 1997, the Company's Colorado Springs Internet access service had approximately 300 users. In the first quarter of 1998, the Company deployed asymmetrical high-speed Internet services in Denver, Colorado, and Portland, Oregon. The Company currently plans to launch a similar service in Seattle, Washington in the second or third quarter of 1998.

          Two-Way Internet Access. During 1996, the Company, along with other industry participants, successfully tested a two-way wireless Internet technology using existing transmission and reception equipment. This test confirmed that wireless cable frequencies are capable of delivering two-way Internet access at speeds that are significantly faster than speeds commonly available using conventional telephone lines. However, before the Company may begin offering two-way Internet access on a commercial basis, it must secure certain regulatory approvals from the FCC. The Company, together with other wireless cable operators, petitioned the FCC in March 1997 to expand its digital authorizations to permit two-way transmission. The FCC issued a Notice of Proposed Rule Making in October of 1997 soliciting comments on the proposal. The comment period closed in February 1998. The final ruling on the proposed rule making is currently pending at the FCC. See
     "-- Regulation."

  Multi-Media Services

     During 1998, the Company intends to conduct technical demonstration trials in Eugene, Oregon and Seattle, Washington, using its wireless spectrum to deliver two-way multi-media (i.e. Internet and telephony) services. The trials will utilize a transceiver and network interface unit ("gateway") located at the subscriber's premises. The transceiver will receive and send information to the transmission tower ("head-end"). The gateway will separate the information streams into voice and data channels. The Company's plan in conducting these trials is to demonstrate the commercial viability of the services by confirming the reliability of the technologies involved, especially for providing broadband wireless bundled services, including voice and high-speed Internet. The equipment being used by the Company is not yet available in commercial quantities.

     While the Company intends to continue its development efforts with respect to offering a full complement of multi-media services, the commercial introduction of such services in any of the Company's markets would involve substantial capital expenditures, which the Company is not in a position to make at this time. The Company's ability to commence delivery of multi-media services is also dependent upon, among other things, commercial availability of appropriate transmission and reception equipment on satisfactory terms and certain regulatory approvals and changes, especially with respect to routine two-way licensing of the radio spectrum used by the Company. See
"-- Regulation."

  Digital Video Service

     Through the use of digital compression technology, wireless cable systems are capable of significantly expanding the number of channels of video programming delivered to subscribers. Digital compression technology allows the capacity of each wireless cable channel to increase by at least four to ten times and is also capable of delivering off-air programming. To date, wireless cable operators have commercially introduced digital video compression technology in the United States only on a limited basis. During 1997, management considered the limited financial resources of the Company and the highly competitive market for digital video subscribers and concluded that offering digital video would not presently provide an adequate return relative to the capital investment required. While management believes that the Company is generally prepared for the introduction of digital video compression in certain of its markets, the purchase of digital video compression transmission and receiving equipment would involve substantial capital expenditures, which the Company is not in a position to make at this time.

CERTAIN REQUIREMENTS AND UNCERTAINTIES

     While the Company has begun planning and testing the digital wireless services described above, it has introduced high-speed Internet access service only on a limited basis and has not commercially introduced multi-media or digital video services at all. The Company's ability to introduce these services on a broad commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company and increased competition for the renewal of programming and channel lease agreements), the availability of appropriate transmission and reception equipment on satisfactory terms, the expertise of the Company's management, and the Company's ability to obtain the necessary regulatory changes and approvals in a timely fashion. There is also uncertainty regarding the degree of subscriber demand for these services, especially at pricing levels at which the Company can achieve an attractive return on investment. Moreover, the Company expects that the market for any such services will be extremely competitive. See "-- Competition."

     The Company will require significant additional capital to fully implement its digital strategy. To meet such capital requirements, the Company is pursuing opportunities to enter into strategic relationships or transactions with other providers of telecommunications and multi-media services. These relationships could provide the Company with access to technologies, products, capital and infrastructure. Such relationships or transactions could involve, among other things, joint ventures, sales or exchanges of stock or assets, or loans to or investments in the Company by strategic partners. As of the date of this Report, except for the BellSouth Agreement (as defined herein), the Company has not reached any agreements or understandings with respect to such strategic relationships or transactions.

     There can be no assurance that the Company will be successful in entering into strategic relationships or transactions with other providers of telecommunications or multi-media services, that sufficient capital will be available on terms satisfactory to the Company, or at all, to fund the introduction of digital wireless services in the Company's markets, that the Company's development efforts will be successful, that the Company will be able to obtain the necessary regulatory approvals and changes to commercially introduce such services, that there will be sufficient subscriber demand for such services to justify the cost of their introduction, or that the Company will be successful in competing against existing or new competitors in the market for such digital wireless services.

     During 1998, the Company intends to continue to operate its Developed Markets principally as an analog wireless cable business, to commercially launch high-speed Internet access services in three markets (including Denver and Portland, which were launched in the first quarter of 1998), and to initiate its two multi-media technical demonstrations. Because of its current financial condition and its increasing emphasis on the development of digital services, the Company does not plan to make the capital expenditures necessary to add enough new subscribers to replace all of its analog video subscriber churn. As a result, the Company's subscriber base is expected to continue to decline in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Moreover, at this time, the Company does not generally intend to further develop any of its Undeveloped Markets using analog video technology.

ACQUISITIONS AND DIVESTITURES

     During 1997, the Company sold five operating wireless cable systems and wireless cable channel rights in one additional market and completed the acquisition of an operating wireless cable system and certain channel rights in Cincinnati, Ohio. The Company also entered into an agreement to acquire certain wireless cable channel rights in Bellingham, Washington and an agreement to sell its operating hardwire cable television system in Lakeland, Florida. During the first quarter of 1998, a first closing was held on the acquisition of the Bellingham assets and the sale of the Lakeland system was completed.

  BellSouth Transaction

     On March 18, 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless which provides for the sale of all of the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southeastern Assets") to BellSouth Wireless (the "BellSouth Transaction"). The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Bradenton, Naples, Sebring and Miami, Florida. The purchase price for all of the Southeastern Assets will range from $67.9 million to $103.2 million, depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless.

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

     On August 12, 1997, the Company completed the first closing of the BellSouth Transaction, which involved transferring to BellSouth Wireless the Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. As of December 31, 1997, the balance of escrow funds was approximately $6.4 million. The markets sold in the first closing accounted for approximately 23,000 subscribers and total revenues, operating expenses and earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5.2 million, $4.3 million and $902,000 respectively, for the period from January 1, 1997 through the closing date of the transaction. Under the terms of the BellSouth Agreement, additional closings are anticipated over the next two years.

     The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.

  Bellingham Transaction

     On December 4, 1997, the Company entered into an agreement (the "Bellingham Agreement") with Advantage Cable Television, L.L.C. ("Advantage") which provides for the purchase by the Company of all of Advantage's wireless cable assets in Bellingham, Washington (the "Bellingham Transaction"). The purchased assets include Advantage's right to acquire the MDS F Group channels, and rights to transmit on 20 instructional television fixed service ("ITFS") channels. The purchase price for all of the Bellingham Assets was $1.85 million in cash, plus the issuance of warrants to purchase 40,000 shares of the Company's Class A Common Stock at a price of $2.50 per share. On February 20, 1998, the Company completed the first closing of the Bellingham Transaction. Payments of approximately $1.65 million were made at the first closing. When the assignment of the F group channels to the Company is approved by the FCC, a final payment of approximately $200,000 will be made to Advantage.

  Polk County (Lakeland) Transaction

     On December 30, 1997, the Company entered into an agreement (the "Polk County Agreement") with Time Warner Entertainment -- Advance/Newhouse Partnership ("Time Warner") which provided for the sale to Time Warner of the Company's hardwire cable television system in Lakeland, Florida, for approximately $1.5 million. The closing of this transaction occurred on February 19, 1998. As of the date of closing, the Lakeland system served approximately 2,300 subscribers.

     The Polk County Agreement also contained a covenant not-to-compete that prohibits the Company from operating any multi-channel hardwire video cable television system in Polk County, Florida, and from marketing the Company's services, either hardwire or wireless, to any of the Company's former hardwire cable subscribers in Polk County for a period of three years from the closing date.

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

     A subscription television subscriber generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from one area to another and is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the subscription television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to subscribers, with discounts generally available to subscribers receiving multiple premium services. Monthly service fees for basic, expanded basic, and premium services constitute the major source of revenue for subscription television systems. Subscribers normally are free to discontinue service at any time. Converter rentals, remote control rentals, installation charges, reconnect charges, repair charges, late fees and advertising fees are also included in a subscription television system's revenues, but generally are not a significant component of such revenues.

TRADITIONAL HARDWIRE CABLE TECHNOLOGY

     Most subscription television systems are franchise (hardwire) cable systems that currently use a coaxial cable to deliver television signals to subscribers. Traditional hardwire cable operators receive, at a headend, signals for programming services, such as CBS, NBC, ABC, FOX, HBO, Cinemax and CNN, which have been transmitted to them by a broadcast or satellite transmission. A headend consists of signal reception equipment and decryption, retransmission, encoding and related equipment. The operator then delivers the signal from the headend to subscribers via a distribution network consisting of coaxial cable, amplifiers and other components ("Cable Plant"). As a direct result of the use of Cable Plant to deliver signals throughout a service area, traditional hardwire cable systems are susceptible to signal problems. Signals can only be transmitted via coaxial cable a relatively short distance without amplification. Each time a television signal passes through an amplifier, some measure of noise is added. A series of amplifiers between the headend and the viewing subscriber leads to progressively greater noise, and thus a grainier picture for some viewers. Also, unless an amplifier has been properly balanced, the signal may be improperly amplified. Failure of any one amplifier in the chain of Cable Plant will interrupt the system transmission signal from that point forward. Regular system maintenance is required due to water ingress, temperature changes, and other equipment problems, all of which may affect the quality of signals delivered to subscribers. Some franchise cable operators have begun installing fiber optic networks which will substantially reduce the transmission and reception problems currently experienced by traditional franchise cable systems and expand channel capacity of their systems. The installation of such networks will require a substantial investment by franchise cable operators. Digital equipment for traditional hardwire cable operations became commercially available during 1997. The deployment of digital technology by hardwire operators has been limited in 1997, in part, due to refinements in the set-top converter boxes, and the substantial costs and time required to rebuild Cable Plant on a digital platform.

WIRELESS CABLE TECHNOLOGY

     The wireless cable industry was made commercially possible from a regulatory standpoint in 1983, when the FCC reallocated a portion of the electromagnetic radio spectrum located between 2500 and 2700 MHz and permitted this spectrum to be used for commercial purposes. At that time, the FCC also modified its rules on the usage of the remaining portion of such spectrum. Nevertheless, regulatory and other obstacles impeded the growth of the wireless cable industry through the remainder of the 1980s. For example, before the 1992 Cable Act (as defined herein) became effective, a continued supply of programming from cable controlled programmers was not assured. The factors contributing to the growth of wireless cable systems since that time include:
(i) regulatory reforms by the FCC to facilitate competition with franchise cable operators; (ii) increased availability of programming for wireless cable systems; (iii) consumer demand for an alternative to traditional franchise cable; (iv) increased channel aggregation in part through the leasing of excess capacity on ITFS frequencies, and (v) availability of capital to wireless cable operators in the public and private markets.

     Like a traditional franchise cable system, a wireless cable system receives programming at a headend. Unlike a traditional franchise cable system, however, the programming is then retransmitted by a microwave transmitter from an antenna located on a tower associated with the headend directly to a small microwave receiver located at each subscriber's premises. At the subscriber's location, the signals are converted to frequencies that can pass through conventional coaxial cable into a descrambling converter located on top of a television set. Wireless cable requires a clear line-of-sight from the tower to the receiver because the microwave frequencies used will not pass through dense foliage, hills, buildings, or other obstructions. Some of these obstructions can be overcome with the use of signal repeaters, which retransmit an otherwise blocked signal over a limited area. Since wireless cable systems do not require extensive Cable Plant, wireless cable operators are capable of providing subscribers with a high-quality picture with few transmission disruptions at a significantly lower system capital cost per installed subscriber than traditional hardwire cable systems.

DIGITAL WIRELESS TECHNOLOGY

     Digital wireless equipment generally became commercially available during 1997, thus increasing the scope of potential services to be offered by wireless cable operators, including the Company. Digital compression technology could facilitate the Company's goal of providing a full complement of multi-media (Internet, telephony and video) telecommunication services. Digital compression technology could also give the Company the capacity to offer a significantly increased number of programming channels and enhanced video image quality.

     Using digital technology, the Company began offering high-speed Internet access services in Colorado Springs in 1997, and Denver and Portland in the first quarter of 1998. The Company has not commercially launched any services involving telephony or digital video and does not currently have the necessary financial resources to do so. Moreover, at this time, management believes that the highly competitive market for telephone and digital video services would not provide adequate return to the Company given the capital investment required to commercially deploy such services. As circumstances change, the Company intends to continue to evaluate the competitive market, costs of equipment, and consumer demand for such services.

REGULATION

     The subscription television industry is highly regulated by the FCC and other governmental agencies. Wireless cable companies are subject to both federal and local regulation, as described below.

  Federal Communications Commission

     The FCC has granted wireless cable service providers access to a series of channel groups, consisting of multipoint distribution service ("MDS") channels, which are specifically allocated for wireless cable, and ITFS channels which are initially authorized for educational purposes. Currently, up to 33 total channels are potentially available for licensing, lease or purchase by wireless cable companies in each market. Up to 13 MDS channels in any given market typically can be owned by commercial operators for full-time usage without programming restrictions. The remaining 20 channels in a given market generally are allocated for ITFS use. Excess capacity can be leased from ITFS licensees by wireless cable providers. FCC rules generally prohibit the ownership or leasing of MDS and ITFS authorizations by cable companies if the MDS facility is located within 35 miles, or the ITFS facility is located within 20 miles, of the cable company's franchise or service areas. Pursuant to the 1996 Act (as described herein), the cable-MDS cross-ownership rule does not apply to a cable operator in a franchise area in which the operator is subject to effective competition.

     Authorizations have been issued, or are currently pending, for the majority of MDS licenses in most major U.S. markets. Under the current regulatory structure, as discussed below, only holders of a Basic Trading Area ("BTA") authorization may apply for available, unlicensed, MDS frequencies within the BTA. In a number of markets, certain ITFS frequencies are still available. However, except as noted below, eligibility for ownership of ITFS licenses is generally limited to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students and non-profit organizations whose purposes are educational and include providing educational and instructional television material to such accredited institutions and governmental organizations ("qualified ITFS educational entities"). Non-local, qualified applicants must demonstrate that they have arranged with local educational entities to provide them with programming and that they have established a local programming committee.

     Of the 20 channels allocated for ITFS use in a given market, at least 12 channels must be licensed to qualified ITFS education entities. FCC rules allow entities that lease or hold the authorizations, or have filed an unopposed application, for at least four MDS channels in a market, to apply for authorizations for up to eight of the 20 ITFS channels in that market if, after such filing, there remain at least eight other ITFS channels available for filing by qualified educational entities. Commercial applicants for ITFS licenses must demonstrate that there are no MDS channels available for application, purchase or lease in lieu of the ITFS channels applied for. All licensees who hold authorizations for commercial ITFS channels are required to provide a minimum number of hours of air time to local educators if no other ITFS channels are available and if specifically requested to do so by a local qualified ITFS educational entity.

     FCC rules require ITFS operators to transmit a minimum amount of educational programming per channel per week. If the educational programming minimums are met, remaining airtime can be leased to wireless cable operators, for profit, and used to transmit non-educational programming. ITFS licensees are currently entitled to meet their minimum educational programming requirements for all licensed channels using only one channel per four channel group via "channel loading," if desired.

     The 1997 Balanced Budget Act ("1997 Act") enacted revisions to Section 39 of the Communications Act requiring that the FCC auction authorizations among certain mutually exclusive commercial broadcast license applicants. While the 1997 Act specifically excluded noncommercial educational and public broadcast station applications from the auction requirement, it did not contain a similar exclusion for mutually exclusive ITFS applications. Thus, the FCC has sought comment on whether mutually exclusive ITFS applications should be subject to auction or whether the current comparative "point system" should continue to apply to select among such competing applicants. This matter remains pending before the FCC.

     From November 1995 through March 1996, the FCC auctioned all available MDS rights on the basis of BTAs, with one such authorization available per BTA. The winning bidder has the exclusive right to apply to operate one or more MDS stations within the BTA, as long as each proposed station complies with the FCC's interference requirements and certain other rules. In order to provide wireless cable service in these markets, the BTA licensee must also secure the right to a transmission facility. With regard to commercial ITFS channels, only the BTA license holder may apply for available authorizations within the BTA. A BTA licensee has a five-year build-out period within which to expand or initiate new service within its BTA. It may sell, trade or otherwise alienate all or part of its rights in the BTA and may also partition its BTA along geopolitical boundaries and contract with eligible parties to allow them to apply for MDS authorizations within the partitioned area, and conversely, acquire such rights from other BTA licensees. The license term for each station authorized under these BTA procedures is ten years from the date the BTA auction closed.

     The Company was the winning bidder in 59 BTAs and, as of December 31, 1997, had been issued BTA authorizations in 56 of its BTAs. See "-- Markets." The Company expects to receive BTA authorizations in the other three BTAs in 1998. There can be no assurance that the FCC will grant the Company's remaining BTA applications. As long as the Company continues to hold the BTA rights in these 56 BTAs, other entities seeking new MDS licenses or certain modifications to existing licenses within such BTAs must seek approval from the Company, as the BTA owner. Similarly, to the extent the Company wishes to obtain new MDS licenses or certain modifications to its existing MDS licenses in markets in which it was not the BTA winner, it will be required to negotiate with the BTA owner for approval of such licenses or modifications.

     Certain of the Company's MDS applications were filed, and a substantial majority of the Company's MDS licenses were granted, prior to adoption of the BTA rules and thus are not subject to such rules. If and when the Company's non-BTA MDS applications are processed by the FCC and the Company resolves any deficiencies identified by the FCC, a conditional license will be issued, allowing construction of the station to commence. Construction of such stations generally must be completed within one year after the date of grant of the conditional license. ITFS authorization holders generally have 18 months, after the initial grant of their construction permit, within which to construct the station. All ITFS licenses have terms of ten years and most current MDS licenses will expire on or before May 1, 2001. At the time of expiration, licenses that were granted prior to adoption of the BTA rules will be subject to renewal under the pre-BTA regulatory structure. Such licenses also may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale, for profit, of an MDS authorization not obtained by auction or of a controlling interest in the licensee of such a facility prior to construction of the station or, in certain instances, prior to the completion of one year of operation. The FCC, however, does permit the leasing of 100% of an MDS licensee's spectrum capacity to a third party and the granting of options to purchase a controlling interest in an authorization once the required time period has lapsed.

     Many of the Company's Undeveloped Markets currently have licenses for less than 20 wireless cable channels, which, in management's opinion, approximates the minimum number of wireless cable channels necessary for the commencement of commercial operations using analog technology. Management believes that high-speed Internet access technology requires substantially fewer channels to operate on a commercial basis.

     On July 10, 1996, the FCC adopted an Order in which it authorized the interim use of certain digital compression technologies for the provision of video, voice and data services over MDS and ITFS frequencies. Such technology may be utilized by a wireless cable operator or an MDS or ITFS licensee, after applying for, and being granted, such an authorization by the FCC. The Company has filed and has received grants of, and will continue to file, applications for permanent digital authorizations in many of its markets. Upon receiving a digital authorization, a licensee also may transmit one-way downstream Internet service.

     The Company, along with other wireless cable industry companies, petitioned the FCC in March 1997 to permit the grant of applications for two-way transmission of interactive services over MDS and ITFS frequencies. The petition proposes rule changes which would allow the FCC to routinely grant such licensees the right to implement two-way wireless services. There can be no assurance that the petition will be granted, or if granted, that the Company will be able to develop commercially successful products using two-way transmission.

  Telecommunications Act of 1996

     On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") became law. Among other things, the 1996 Act eliminated the cable/telephone cross-ownership restriction, allowing a telephone company the option of providing video programming within its telephone service area over a cable system or a video platform. Conversely, cable companies are now permitted to provide telephone service. The 1996 Act also limited, and in some cases eliminated, FCC regulation of cable rates established by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), depending upon the size of the cable system and whether the system is subject to effective competition and the nature of the rate. Specifically, regulation of upper tier rates is scheduled to end March 31, 1999. Moreover, small cable operators and systems subject to effective competition are now exempt from rate regulation as a result of the 1996 Act. The 1996 Act also vests the FCC with exclusive jurisdiction over the provision of DBS (as defined herein) service and preempts the authority of local authorities to impose certain taxes on such services.

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

     Pursuant to the 1996 Act, the FCC adopted regulations that prohibit restrictions that "impair" a subscriber's ability to receive video programming services through reception devices. These rules apply to restrictions affecting the installation, maintenance or use of an antenna that receives wireless cable signals, where the antenna is one meter or less in diameter or diagonal measurement. A restriction "impairs" if it unreasonably delays, prevents or increases the cost of installation, maintenance or use of an antenna or precludes reception of an acceptable quality signal. Prohibited regulations include, but are not limited to, any private covenant, homeowners' association rule or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property. The matter of whether the FCC's preemptive authority extends to property not within the exclusive use or control of a person with an ownership interest, such as a rental property, remains pending.

     The 1996 Act also requires all providers of telecommunications services (as defined by the 1996 Act) to contribute to a national Universal Service Fund (the "Fund"). The Fund was created to promote the availability of telecommunications services to those in low income, rural, insular, and high cost areas at rates that are reasonably comparable to the lower rates charged in urban areas. The 1996 Act expanded the purpose of the Fund to include provision of affordable access to advanced telecommunications services for schools, classrooms, health care facilities, and libraries. Previously, only telephone companies were required to contribute to the Fund. The FCC is considering whether and to what extent wireless cable operators, such as the Company, must contribute to the Fund. This matter remains pending before the FCC.

     Pursuant to the 1996 Act, video programming distributors, including wireless cable operators, will be required to provide closed captioned video programming on a phased-in basis starting on January 1, 2000. Requirements to pass-through captions already contained in programming and to maintain captioning at 1997 levels became effective on January 1, 1998. Because ITFS programming as a class is exempt from captioning requirements, wireless cable operators that retransmit such programming are not required to provide closed captioning.

  Pending Legislation

     Legislation has been introduced in several states that would authorize state and local authorities to impose taxes on providers of subscription television programming, including wireless cable operators, based upon their gross receipts comparable to the franchise fee cable operators pay. While the proposals vary among states, the bills all would require as much as five percent of gross receipts to be paid by wireless cable operators to local authorities.

     Although the majority of states impose a sales/use tax on the sale of certain telecommunication services, the proliferation of new and emerging services has made the distinction between taxable telecommunication services and nontelecommunication services unclear. Internet access services could be classified as telecommunication services in some states. Because the nature of any such legislation, if enacted, is unknown, the Company cannot predict what impact such legislation would have upon its operations.

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

     The Company's subscription television assets in Cincinnati, Ohio include both wireless cable and satellite master antenna television ("SMATV") facilities, the latter of which have been deemed by the FCC to constitute cable systems. By letter dated October 17, 1996, the FCC granted the Company a temporary waiver of the cable/MDS cross-ownership rules to allow the common ownership and operation of these facilities until November 5, 1997. The Company was subsequently granted an extension of this deadline until May 5, 1998. By that date, the Company will be required to take all actions necessary to comply with these rules, including possible divestiture.

     The Company also operates approximately 24 other rural systems which may be defined as cable systems. In accordance with FCC procedure, on June 1, 1996, the Company applied for special waivers from the cross-ownership rules to enable it to continue to operate these systems. As of the date of this Report, the FCC has yet to act on the Company's waiver requests. Should these waivers be denied by the FCC, the Company will be required to take all actions necessary to comply with these rules, which among other things, may include divestiture of these systems. The aggregate number of subscribers served by these systems is estimated by the Company to be less than 600.

     The Company is also subject to various FCC regulatory limitations relating to ownership and control. The Communications Act and FCC rules require the FCC's approval before a license may be assigned or control of the license may be transferred. Moreover, the Act provides that certain types of licenses, including those for MDS stations, may not be held directly by corporations of which non-U.S. citizens or entities ("Aliens") own of record or vote more than 20% of the capital stock. In situations in which such an FCC license is directly or indirectly controlled by another corporation, Aliens may own of record or vote no more than 25% of the controlling corporation's capital stock.

     In light of these restrictions, the Company amended its certificate of incorporation in April 1995 to require that all of its officers and directors be U.S. citizens and to empower the Board of Directors to redeem the Company's outstanding capital stock to the extent necessary to protect the loss or secure the reinstatement of any license or franchise from any governmental agency if a situation arises whereby more than the permitted percentage of outstanding capital stock of the Company is owned or voted by Aliens. Moreover, the amendments adopted in April 1995 provide that, in such circumstances, no transfers of shares may be made to Aliens and shares causing the Company to exceed the statutory limit may neither be voted, receive dividends, nor be entitled to any other rights, until transferred to U.S. citizens.

     Wireless cable operators also are subject to regulation by the Federal Aviation Administration and the FCC with respect to construction of transmission towers and certain local zoning regulations affecting construction of such towers and other facilities.

COMPETITION

  Subscription Television Services

     In the past year, competitive conditions in the cable industry have increased dramatically. Currently, the Company's existing and potential competitors in the subscription television arena consist of a broad range of companies engaged in the communications and entertainment businesses, including franchise cable operators, digital satellite program providers, television networks, and home video products companies. The Company has experienced increased competition in the subscription television business due, in part, to the growth in market share of companies providing digital video. To date, the Company has sought to differentiate itself from its competitors through lower prices, streamlined pricing plans, service guarantees, high-quality customer service and system performance, and local community involvement and support. As the number of companies entering the industry increases, the impact of these differentiating factors begins to decrease. Many of the current digital satellite providers and cable companies are offering services similar to the Company's services, but with a larger selection of programming at comparable or lower monthly rates. Currently, the Company is limited by FCC regulation to providing up to 33 analog channels of programming in any given market, plus local off-air channels. In the past, the Company's ability to provide local channels has been a distinguishing factor, but digital satellite providers soon may be able to transmit local channels on a limited basis.

     Many of the Company's existing or potential competitors have substantially greater name recognition and financial, technical and human resources than the Company and may be better equipped to develop and operate systems providing subscription television service. The Company's principal existing competitors for subscription television are described below.

  Franchise Cable Systems

     Currently, the Company's principal subscription television competitors are franchise cable companies that hold local franchises to operate their systems in the Company's markets. Cable television service is currently available to the vast majority of U.S. television households. In most instances, the franchise cable operators with which the Company competes serve more subscribers on both a local and national level. In the United States, more than 61 million households subscribe to cable television. Franchise cable companies typically offer a larger selection of programming than the Company. The Company seeks to compete with franchise cable companies by offering the most widely demanded programming choices at lower prices combined with high-quality customer service.

     In the current technological environment, most franchise cable operators would be required to significantly upgrade their coaxial systems in order to provide digital programming, which would involve a substantial investment of capital. However, a number of proposed technological improvements, when fully completed, will permit cable companies to increase channel capacity, offer two-way capable systems, and deliver a higher quality picture and sound without significant upgrades to their systems. While many of the franchise cable operators plan to provide digital programming, the deployment of these services has been slow to occur.

     Many of the largest cable systems in the United States have announced plans to offer data and telephony service through upgraded networks and have entered into agreements with major telephony providers to further these efforts. In some cases, trials of data and telephony services are underway. Because these trials are still in the development stage, it is uncertain what impact the combination of cable systems and telephony providers will have on the Company. In the event that these trials are successful, the cable operators who are capable of offering both data and telephony services will have a competitive advantage over wireless companies if consumers choose to receive both their cable and telephone service from the same operator.

     A critical competitive factor in the subscription television industry is access to high-quality programming at a competitive price. Because programmers are looking for access to a sufficient number of households to support the introduction and success of their programming, franchise cable operators, which have approximately 61 million subscribers nationwide, have a distinct competitive advantage over wireless cable operators, which have only 1.1 million subscribers nationwide. As a result, wireless companies typically pay a higher rate per subscriber for the same programming offered to franchise operators, and, in some cases, programmers are granting exclusive programming to franchise cable operators. The Company's inability to renew its programming agreements on satisfactory terms, or to obtain access to acceptable alternate programming, would have a material adverse effect on its business, financial condition and results of operations.

  Direct Broadcast Satellite ("DBS")

     DBS involves the transmission of an encoded signal directly from a satellite to the subscriber's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (typically 18-inch) dish mounted on a rooftop or in a subscriber's yard.

     The cost of constructing and launching the satellites used to distribute DBS programming is substantial. When first introduced, DBS reception equipment for a single television set cost approximately $650 per subscriber, plus installation fees, service charges and off-air antenna installation, where applicable. These prices have decreased as additional competitors have entered the DBS market. Recent promotions have offered DBS reception equipment for less than $150 (exclusive of installation and other charges) and programming packages for $27 per month or less (providing greater than 50 channels of digital-quality programming). DBS providers soon may be able to transmit local channels on a limited basis. According to trade publications, DBS operators served 6.3 million subscribers nationwide as of December 31, 1997 (representing a 43% increase from 1996). The Company is experiencing increased competition from DBS operators primarily due to a decrease in DBS equipment costs, lower monthly subscription rates, and the number of digital-quality channels offered.

     To a lessor extent, the Company also competes with C-band satellite program distributors (also referred to as "backyard dish" or television receive only ("TVRO") systems) and private cable operators in the provision of subscription television services.

  Internet Services

     As of the date of this Report, the Company has launched asymmetrical high-speed Internet access services in three markets and intends to launch such service in one additional market during 1998. The demand for Internet services is expected to grow dramatically, fueled by increased utility of the Internet, increased corporate and consumer interest, rising personal computer penetration and conversion of on-line users to the Internet. However, the Internet access business is highly competitive with minimal barriers to entry. Current or potential competitors include regional and national Internet service providers, telephone companies, franchise cable operators and DBS service providers. The Company's most distinct competitive advantage is the speed at which users can download information. WantWEB users receive information at up to 750 kilobits per second ("Kbps") via MDS channels and use a telephone line return. The Company's competitors typically provide dial up access to the Internet at slower speeds. Most of the Company's competitors can also provide high-speed Internet service through a point-to-point committed line (i.e., T-1 or ISDN), but at additional cost to the subscriber. The Company's target market is small- to mid-size business customers. The Company believes that competition will intensify in the future and its ability to be successful in the business will depend on a number of factors, including customer demand for high-speed Internet access services, affordable prices, and reliable subscriber equipment.

     Many of the Company's existing or potential competitors in the Internet access business have greater name recognition and financial, technical and human resources than the Company and may be better equipped to develop, deploy and operate Internet access systems.

  Other Competition

     The Company continues to believe that the most promising long-term use of its spectrum is to provide a variety of digital wireless services. To date, the Company has entered the Internet access business only on a limited basis and does not currently have the capital resources necessary to enter the multi-media or digital video businesses. While the nature of the multi-media industry is constantly evolving, the Company expects that each of these businesses will be extremely competitive and that a broad range of companies engaged in the communications and entertainment businesses, including franchise cable operators, digital satellite program providers, television networks and home video products companies, will be actual or potential competitors. Pending and future technological and regulatory developments may result in additional competitors and alternate means of providing multi-media services. Two recent regulatory developments that could affect the multi-media industry are described below.

          Local Multi-Point Distribution Service ("LMDS"). On March 13, 1997, the FCC released service and competitive bidding rules for LMDS, which is located at 27.5 to 28.35 GHZ, 29.1 to 29.25 GHZ and 31.0 to 31.3 GHZ in the frequency band. There will be one 1150 MHz LMDS license and one 150 MHz LMDS license awarded for each BTA, for a total of 986 authorizations. There will be no restrictions on the number of licenses an entity may hold, but incumbent local exchange carriers and cable companies will not be able to obtain the 1150 MHz licenses in their regions for three years. A simultaneous multiple round LMDS auction began on February 18, 1998. The Company is participating in this auction. The rules for use of the LMDS spectrum are relatively broad, but it is expected that the spectrum will be used for multichannel video programming, telephony, video communications and data services, including two-way video communications. Deployments are anticipated to be primarily in densely populated metropolitan areas.

          Wireless Communications Service ("WCS"). On February 19, 1997, the FCC announced service and auction rules for WCS, which is located at about 2.3 GHz in the frequency band. There were two 10 MHz WCS licenses for each of 52 major economic areas and two 5 MHz WCS licenses for each of 12 regional economic area groupings. A simultaneous, multiple-round electronic auction for the WCS licenses was concluded in April 1997. The Company did not participate in the auction. The rules for use of the WCS spectrum are relatively broad. Since the licenses involve much less total spectrum than is available to other providers of subscription television service, such as the Company, in a typical market, it is unlikely that WCS license winners will be able to effectively compete with such subscription television providers. However, WCS license winners could increase competition in the data and wireless telephony businesses in the future.

MARKETS

     The Company operates under a decentralized management structure in order to maximize the Company's local presence in each market. To enhance its operating efficiency and maintain quality customer service, the Company has consolidated or "clustered" operations of systems by geographical areas. Most of the Company's operational systems or system clusters are managed by a general or operations manager who reports directly to a regional manager. General and operations managers are responsible for the day-to-day operations of their respective systems. Each operating system is staffed with customer service and sales representatives and service technicians. Most non-executive employees of the Company have incentive compensation programs that are tied to service quality levels and sales goals. Pricing and programming decisions are made at the local level, subject to review by the Company's executive management.

     The following table sets forth, by region, certain information relating to the Company's Markets as of December 31, 1997:

                                                                    ESTIMATED
                                          TOTAL     DEVELOPED      HOUSEHOLDS
               REGION                    MARKETS     MARKETS     IN SERVICE AREA    SUBSCRIBERS
               ------                    -------    ---------    ---------------    -----------
Central..............................      22          15           2,862,000          70,000
Southeast............................       4           1             639,000          11,300
Western..............................      17          11           3,728,000          35,500
Midwest..............................       9           6           3,040,000          22,100
                                           --          --          ----------         -------
                                           52          33          10,269,000         138,900
                                           ==          ==          ==========         =======

     Information regarding each of the Company's Markets as of December 31, 1997 is presented in the following table. "Estimated Households in Service Area" represents the approximate number of households within a 35 mile radius of the Company's tower sites, subject to certain downward adjustments for overlapping service areas. This information is based upon household estimates provided by Strategic Mapping, Inc. using data obtained from the Donnelley Marketing, Inc. Residential Database. Some of these households will be "shadowed" and therefore unable to receive the Company's service due to Line-of-Sight Constraints. The percentage of Estimated Households in Service Area that the Company estimates may be shadowed due to Line-of-Sight Constraints generally ranges from 10% to 50% depending upon the market.

                            WIRELESS CABLE CHANNELS

                                           1997                    OWNED OR LEASED
                                         ESTIMATED     OWNED OR       CHANNELS                       TOTAL EXPECTED
                                        HOUSEHOLDS      LEASED       SUBJECT TO         TOTAL       ANALOG CHANNELS
                                        IN SERVICE       FCC         PENDING FCC      MICROWAVE    (INCLUDING OFF-AIR
                                           AREA        CHANNELS    APPLICATIONS(1)    CHANNELS        CHANNELS)(2)
                                        -----------    --------    ---------------    ---------    ------------------
CENTRAL DIVISION
Denver, CO............................     842,000        33              --               33               41
Oklahoma City, OK.....................     389,000        29              --               29               38
Omaha, NE(3)..........................     267,000        13              16               29               33
Little Rock, AR.......................     230,000        30               1               31               37
Wichita, KS...........................     206,000        31              --               31               34
Colorado Springs, CO(3)...............     201,000        33              --               33               38
Lincoln, NE(3)........................     110,000        32              --               32               39
Fargo, ND(3)..........................      86,000        32               1               33               38
Fort Collins, CO(3)...................      86,000        29               4               33               41
Mankato, MN...........................      66,000        30              --               30               30
Pueblo, CO(3).........................      54,000        28               5               33               38
Greeley, CO(3)........................      53,000        26               7               33               41
Billings, MT..........................      52,000        28               4               32               35
Rapid City, SD........................      45,000        30              --               30               35
Grand Island, NE(3)...................      42,000        32              --               32               41
Bismark, ND...........................      35,000        18              --               18               18
Windom, MN(3).........................      29,000        12              --               12               16
Geneva, NE(3).........................      17,000         8              --                8               15
Tecumseh, NE(3).......................      15,000        20              --               20               20
Alamosa, CO(3)........................      14,000        13               4               17               17
Sheridan, WY..........................      13,000        23               4               27               30
Sterling, CO..........................      10,000        13              --               13               13
                                        ----------
  Region Total........................   2,862,000
SOUTHEAST REGION
Bradenton, FL(4)......................     266,000         9               4               13               19
Lakeland, FL(4).......................     236,000        31               2               33               41
Naples, FL(4).........................      87,000        22               1               23               27
Sebring, FL(4)........................      50,000        16              --               16               16
                                        ----------
  Region Total........................     639,000
WESTERN REGION
Seattle, WA...........................   1,163,000        13              --               13               23
Portland, OR(3).......................     669,000        28              --               28               34
Las Vegas, NV(3)......................     409,000        23              --               23               35
Fresno, CA............................     270,000        25              --               25               39
Salem, OR(3)..........................     184,000        27               1               28               35
Monterey/Salinas, CA(3)...............     158,000        23               4               27               34
Eugene, OR(3).........................     124,000        33              --               33               36
Visalia, CA...........................     117,000        30               1               31               42
Santa Barbara, CA.....................     101,000         4               8               12               18
Anchorage, AK.........................      97,000        25               4               29               36
Medford, OR(3)........................      97,000        33              --               33               33
Yuba City, CA(3)......................      89,000        27              --               27               38
Redding, CA(3)........................      65,000        29               3               32               37
Merced, CA............................      58,000        25               8               33               38
Bend, OR..............................      46,000        32              --               32               36
Wenatchee, WA(3)......................      43,000         9              12               21               23
Maui, HI(3)...........................      38,000        28              --               28               34
                                        ----------
  Region Total........................   3,728,000
MIDWEST REGION
Cincinnati, OH(3).....................     661,000        10              --               10               16
Columbus, OH(3).......................     578,000        20               9               29               34
Youngstown, OH(3).....................     423,000        32               1               33               37
Toledo, OH............................     326,000        28               4               32               40
South Bend/Elkhart, IN(3).............     258,000        31              --               31               36
Green Bay, WI(3)......................     212,000        29              --               29               35
Lansing, MI(3)........................     212,000        15              16               31               37
Sheboygan, WI(3)......................     191,000         2              --                2                7
Jackson, MI(3)........................     179,000        17              13               30               34
                                        ----------
  Region Total........................   3,040,000
                                        ----------
        TOTAL.........................  10,269,000
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

(4) Committed to be sold to BellSouth Wireless pursuant to the BellSouth Agreement upon the satisfaction of certain conditions.

     In addition to the channel interests detailed above, the Company holds channel rights in a number of other U.S. markets. The Company may seek additional channel rights in these markets or sell or exchange the channel rights it already holds.

     Pursuant to an Investment Agreement dated January 19, 1991, between CFW Communications Company, a diversified publicly-traded telecommunications company based in Waynesboro, Virginia ("CFW"), and ATI (which agreement provided for the purchase by CFW of 1,209,678 shares of ATI's Series A Convertible Preferred Stock), the Company is entitled to receive payments equal to 10% of the earnings (as defined in the agreement) of each wireless cable system developed by CFW in the Commonwealth of Virginia for a 15-year period after each respective system has achieved accumulated pre-tax income. In return, the Company is required to provide certain advisory services to CFW in connection with the development of such systems. CFW currently operates wireless cable systems in Richmond, Charlottesville and other cities within the Shenandoah Valley, and maintains certain wireless cable channel rights in Lynchburg and Winchester, Virginia.

PROGRAMMING

     The Company's analog wireless cable systems seek to offer popular programming at affordable prices. The Company selects its basic programming channels to appeal to a specific subscriber base and generally does not offer programming which appeals to small, specialized market segments. The Company's typical analog channel offering includes between 11 and 28 basic cable channels, one to three premium channels (typically HBO, Showtime or the Disney Channel) and one or two pay-per-view channels. Specific programming packages vary according to particular market demand. Local off-air channels are received by the subscriber along with the Company's wireless channels, thereby adding, on average, four to eight channels to the number of basic channels offered. The Company's aggregate channel offerings, including local off-air channels, currently range from 7 to 42 channels. Programming expenses typically equal approximately one-third of the Company's revenue and have been increasing relative to revenues. The Company could be adversely affected if it cannot increase subscriber rates, because of market pressures or otherwise, to offset increases in programming and other expenses.

SERVICE

     The Company's subscription television business emphasizes a strong commitment to high-quality customer service. This commitment is evidenced, in a number of the Company's Developed Markets, by fixed-appointment-time installations; same-day response to service call requests; short telephone hold times; and extended office, telephone and technical service hours.

SALES AND MARKETING

     In marketing its subscription television service, the Company continues to target specific consumer segments which have demonstrated a propensity toward value-added choices and offers specific marketing programs based on local demand, general market characteristics and subscriber surveys. High-speed Internet access services are primarily marketed to small to mid-sized businesses with multiple users.

EQUIPMENT AND FACILITIES

     The Company's analog wireless cable systems utilize fully addressable subscriber equipment. In-home wireless subscriber equipment components used in the Company's systems are generally similar to those used in franchise cable systems. Subscriber equipment includes a microwave receiver, downconverter, set-top converter and remote control unit. Because the Company is not replacing all of its subscriber churn, the Company's requirements for subscriber equipment to operate its Developed Markets have been reduced. The Company is not dependent upon any one supplier for its analog video equipment.

     The Company's high-speed Internet access service utilizes the same microwave antennas and down converters as its analog cable service. Subscribers are required to purchase the cable modem, which is sold by the Company. The Company is dependent upon a single supplier, Hybrid Networks, Inc. for Internet cable modems. The Company's inability to purchase modems at satisfactory prices from this supplier or a substitute supplier could have a material adverse effect on the Company's Internet access business.

LICENSES AND CHANNEL LEASES

     The majority of the licenses the Company uses to broadcast its programming are under long-term leases with third party licensees. The average term of the Company's channel leases, including renewals at the Company's option, is more than ten years. Certain channel agreements permit only analog technologies. Thus, the deployment of digital services may require renegotiation of these channel leases. Although the Company anticipates that it will continue to have access to a sufficient number of channels to operate a successful wireless cable system, if a significant number of the Company's channel leases are not renewed, a significant number of its pending FCC applications are not granted, or the FCC terminates, forfeits, revokes or fails to renew the authorizations held by the Company's channel lessors, ATI may be unable to provide a viable programming package to subscribers in some or all of its markets.

EMPLOYEES

     As of March 6, 1998, the Company had 410 employees. The Company considers relations with its employees to be satisfactory. The Company also uses independent contractors to perform some installations and door-to-door sales.

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

ITEM 3. LEGAL PROCEEDINGS

     On or about February 17, 1994, Fresno Telsat, Inc. ("FTI"), the 35% general partner of Fresno MMDS Associates ("the Fresno Partnership") which operates the Company's Fresno, Merced and Visalia wireless cable systems, filed a Complaint in the Superior Court of the State of California for the County of Monterey against Robert D. Hostetler, Terry J. Holmes, the Company, and certain other named and unnamed defendants. From 1989 through June 10, 1993, Mr. Hostetler was a member of the Board of Directors and President of FTI. Mr. Hostetler and his wife currently own 28% of the outstanding capital stock of FTI. Mr. Hostetler has been employed by the Company since December 10, 1993 and became a Director of the Company on March 22, 1994. In January 1996, Mr. Hostetler was appointed President and Chief Executive Officer of the Company. From 1991 until June 1995, Mr. Holmes was General Manager of the Fresno Partnership. He is currently Managing Director of the Fresno Partnership. Mr. Holmes has been employed by the Company since June 1995, and became Senior Vice President of the Company in September 1997. The Complaint alleged that, while Mr. Hostetler was a director and employee of FTI, he engaged in wrongful conduct, including misappropriation of corporate opportunity, fraud and unfair competition by exploiting business opportunities that were the property of FTI. The Complaint also alleged that Mr. Holmes engaged in a misappropriation of corporate opportunities belonging to FTI. The Complaint further alleged that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to FTI and that the Company and the unnamed defendants engaged in wrongful interference with fiduciary relationship by intentionally causing Mr. Hostetler to breach his fiduciary duty to FTI and causing Mr. Hostetler to wrongfully transfer FTI's corporate opportunities to the Company.

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

     The trial began on February 2, 1998. On March 12, 1998, the jury returned a verdict. The verdict essentially concluded that the defendants Hostetler and Holmes engaged in no wrongful conduct as alleged by the plaintiff. Because the plaintiff's claims against the Company must be resolved by the Court, rather than the jury, that verdict does not yet constitute a conclusive determination in favor of the Company. The Court intends imminently to convene a conference to address all remaining issues and enter judgment. On advice of counsel, the Company believes that the Court will enter judgment for all three defendants, including the Company, on all of the plaintiff's claims because the jury's determination that neither Mr. Hostetler nor Mr. Holmes engaged in wrongful conduct relating to any of the disputed issues or property eliminates any basis for the Court to conclude that the Company wrongfully acquired any of those properties, as alleged by the plaintiff. Although the plaintiff has a right to appeal after judgment is entered, management believes, on the advice of counsel, that the jury verdict and the anticipated determination and judgment by the Court in favor of all three defendants will survive appeal. Thus, ultimately this matter is not expected to have a material impact on the Company's business, financial position or future results of operations. The Company's Cross-Claim against FTI, filed on August 28, 1996, remains unresolved.

     On January 12, 1996, Videotron (Bay Area ) Inc. ("Videotron") filed a complaint against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint alleged the Company had caused certain entities, from which ATI leases channels and airtime for its Bradenton and Lakeland, Florida wireless cable markets, to actively oppose Videotron's FCC applications to increase broadcast power in Videotron's Tampa, Florida wireless cable system in violation of a Non-Interference Agreement between Videotron and the Company. On February 20, 1996, the Company removed the case from the Circuit Court to the United States District Court for the Middle District of Florida, Tampa Division. A settlement agreement was executed by all parties on December 22, 1997, and the case was dismissed with prejudice on January 11, 1998.

     On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against the Fresno Partnership, the Company and others entitled Peter Mehas, Fresno County Superintendent of Schools vs. Fresno Telsat Inc., an Indiana corporation, et al., in the Superior Court of the State of California, Fresno County, Case No. 602965-6. The complaint alleges that a channel lease agreement between the Fresno Partnership and the Fresno County school system has expired. The Plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The Company believes that both it and the Fresno Partnership possess valid defenses to the action. Management does not believe the lawsuit will have a material impact on the business, financial condition or results of operations of the Company.

     In addition, the Company is occasionally a party to legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of these matters will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
(FURNISHED IN ACCORDANCE WITH ITEM 401(b) OF REGULATION S-K, PURSUANT TO GENERAL INSTRUCTION G(3) OF FORM 10-K)

     The following table sets forth certain data concerning the Company's executive officers as of the date of this Report:

             NAME                AGE         PRESENT POSITION        BUSINESS EXPERIENCE AND OTHER INFORMATION
             ----                ---         ----------------        -----------------------------------------
Donald R. DePriest.............  58    Chairman of the Board of      Chairman of the Board of Directors since
                                       Directors                     March 1990; President of the Company from
                                                                     1988 through March 1990; Chairman of the
                                                                     Board of Directors, President and sole
                                                                     stockholder of MedCom Development
                                                                     Corporation ("MedCom"), the sole general
                                                                     partner of MCT, an investment partnership
                                                                     specializing in the communications and
                                                                     health care industries and ATI's largest
                                                                     stockholder; also a limited partner of
                                                                     MCT; Chairman of the Board and President
                                                                     of Boundary Healthcare Products
                                                                     Corporation, a hospital products
                                                                     manufacturer from 1987 through its sale
                                                                     to Maxxim Medical, Inc. ("Maxxim") in
                                                                     December 1992; Director of Maxxim, a
                                                                     publicly-traded hospital products
                                                                     manufacturer, since December 1992.

Richard F. Seney...............  43    Vice Chairman of the Board    Vice Chairman of the Board of Directors
                                       of Directors and Secretary    since October 1993; Secretary of the
                                                                     Company since 1988; Treasurer of the
                                                                     Company from 1988 to March 1994; Vice
                                                                     President and General Manager of MedCom
                                                                     since 1987; limited partner of MCT.

Robert D. Hostetler............  56    President and Chief           President and Chief Executive Officer of
                                       Executive Officer             the Company since January, 1996; Vice
                                                                     President -- Development from January
                                                                     1995 through December 1995; Director of
                                                                     Mergers and Acquisitions of the Company
                                                                     from December 1993 through December 1994;
                                                                     a member of the Board of Directors of the
                                                                     Company since March 1994; Director and/or
                                                                     officer of several affiliated wireless
                                                                     cable entities, certain of which were
                                                                     acquired by the Company in December 1993
                                                                     (the "Choice TV Group") and President of
                                                                     FTI from 1988 to December 1993.

David K. Sentman...............  47    Senior Vice President, Chief  Senior Vice President and Chief Financial
                                       Financial Officer, and        Officer since January 1996; Vice
                                       Treasurer                     President -- Finance and Chief Financial
                                                                     Officer from July 1995 through December
                                                                     1995; served in various capacities,
                                                                     including Chief Financial Officer, with
                                                                     Artisoft, Inc. from July 1992 through
                                                                     February 1995.

             NAME                AGE         PRESENT POSITION        BUSINESS EXPERIENCE AND OTHER INFORMATION
             ----                ---         ----------------        -----------------------------------------
Terry J. Holmes................  43    Senior Vice President         Senior Vice President since September
                                                                     1997; Vice President -- Operations from
                                                                     January 1996 through August 1997;
                                                                     Regional Manager -- Western Region from
                                                                     June 1995 through December 1995;
                                                                     currently Managing Director of the Fresno
                                                                     Partnership; General Manager of the
                                                                     Fresno Partnership from June 1991 to June
                                                                     1995.

John B. Suranyi................  37    Senior Vice President         Senior Vice President since September
                                                                     1997; Vice President -- Operations from
                                                                     January 1996 through August 1997;
                                                                     Regional Manager-Rocky Mountain, Midwest
                                                                     and Upper Midwest Regions from September
                                                                     1993 through December 1995; prior to
                                                                     September 1993, held various positions
                                                                     with Telecommunications, Inc., United
                                                                     Artists Cable and United Cable
                                                                     Television.

Paul E. Beckelheimer...........  51    Vice President                Vice President since September 1997;
                                                                     Regional Manager -- Central Region from
                                                                     October 1996 through August 1997;
                                                                     Regional Manager -- Rocky Mountain Region
                                                                     from July 1995 through September 1996;
                                                                     General Manager of the Denver, Colorado
                                                                     system from September 1994 through June
                                                                     1995; prior to September 1994, held
                                                                     various positions with
                                                                     Telecommunications, Inc. and United Cable
                                                                     Television.

Bryan H. Scott.................  39    Vice President --             Vice President -- Engineering since
                                       Engineering                   September 1997; Director of Engineering
                                                                     from April 1997 to August 1997; System
                                                                     Development Manager from April 1994 to
                                                                     March 1997; prior to April 1994, held
                                                                     various positions with
                                                                     Telecommunications, Inc., Fanch
                                                                     Communications, Inc., Time Warner
                                                                     Entertainment and American
                                                                     Telecommunications Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is quoted on the Nasdaq Stock Market under the symbol "ATEL." The Class A Common Stock was moved to the Nasdaq SmallCap Market from the Nasdaq National Market effective October 17, 1997. The table below sets forth the high and low sale prices for the Class A Common Stock on the Nasdaq Stock Market (as reported by Nasdaq) for the periods indicated:

                                                            HIGH      LOW
                                                            ----      ---
1996
First Quarter.............................................  $17 1/2   $13 3/4
Second Quarter............................................   16        10 3/4
Third Quarter.............................................   14 3/4     8 1/2
Fourth Quarter............................................   11 5/8     5 1/8
1997
First Quarter.............................................  $ 6 1/2   $ 1 1/2
Second Quarter............................................    2 3/32      1/2
Third Quarter.............................................    1 1/2       17/32
Fourth Quarter............................................    2 3/4       11/16

     As of March 6, 1998, there were 442 record holders of the Company's Class A Common Stock, not including stockholders who beneficially own Class A Common Stock held in nominee or street name. As of March 6, 1998, there were approximately 4,500 beneficial owners of the Company's Class A Common Stock held in nominee or street name.

     During the early part of 1997, the Company was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company no longer met the net tangible asset requirements for continued listing on the Nasdaq National Market. The Company submitted a proposal to Nasdaq to achieve compliance, which proposal was denied. Upon appeal by the Company, a temporary exception was granted by Nasdaq. Prior to the expiration of the temporary exception, the Company submitted a request to Nasdaq to move the listing of the Company's Class A Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market due the Company's assessment of its inability to achieve compliance with the National Market requirements within the time allowed. Effective October 17, 1997, the Class A Common Stock began trading on the Nasdaq SmallCap Market.

     During the early part of 1998, Nasdaq informed the Company that it was not in compliance with the new quantitative maintenance requirements for continued listing on the Nasdaq SmallCap Market, which require all listed companies to have net tangible assets of at least $2 million, a market capitalization of at least $35 million, or net income of at least $500,000 for two of the last three years and a minimum bid price of $1 per share. The new maintenance criteria became effective on February 23, 1998. On February 26, 1998, Nasdaq informed the Company that the Company's securities were scheduled for delisting, effective as of the close of business on March 16, 1998. The Company has applied for a temporary exception under Nasdaq rules by requesting a hearing. The hearing request has the effect of staying the delisting until completion of the hearing process. The Company is required to make a written submission to Nasdaq by March 27, 1998, to support its request for continued listing. There can be no assurance that the Company will be able to meet or continue to meet the minimum requirements for continued listing on the SmallCap Market. If the Company is unable to meet such requirements, the Class A Common Stock will likely be delisted from the SmallCap Market. In such event, it will likely be more difficult to buy or sell the Class A Common Stock or to obtain timely and accurate quotations of trading prices. Delisting will likely result in a decline in the trading market for the Class A Common Stock, which could depress the Company's stock and bond prices, among other consequences.

     The Company has never declared or paid any cash dividends on its Class A Common Stock and does not expect to declare dividends in the foreseeable future. Payment of any future dividends will depend upon the earnings and capital requirements of the Company, the Company's debt facilities, and other factors the Board of Directors considers appropriate. The Company currently intends to retain its earnings, if any, to support future growth and expansion. The Company's ability to declare dividends is affected by covenants in certain debt facilities that prohibit the Company from declaring dividends and the Company's subsidiaries from transferring funds in the form of cash dividends, loans or advances to ATI. See "Management's Discussion and Analysis of Financial Condition and Results, of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data as of and for each period in the five year period ended December 31, 1997 have been derived from, and are qualified by reference to, the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto for the three years ended December 31, 1997, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                       YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                         1993(1)    1994(2)    1995(3)     1996(4)    1997(5)
                                         --------   --------   --------   ---------   --------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Total revenues.........................  $  7,178   $ 21,629   $ 47,501   $  62,032   $ 59,031
Costs and expenses:
  Operating............................     4,524     13,128     26,021      36,029     34,516
  Marketing, general and
     administrative....................     2,937     13,486     27,870      26,256     23,544
  Depreciation and amortization........     2,563     12,032     29,276      44,665     49,033
  Impairment of wireless cable
     assets............................        --         --         --      21,271         --
                                         --------   --------   --------   ---------   --------
Loss before interest and taxes.........    (2,846)   (17,017)   (35,666)    (66,189)   (48,062)
Interest expense and other, net........    (1,665)    (7,271)   (22,300)    (35,488)   (41,537)
Gain on disposition of wireless cable
  systems and assets...................        --         --         --          --     35,944
                                         --------   --------   --------   ---------   --------
Loss before income taxes...............  $ (4,511)  $(24,288)  $(57,966)  $(101,677)  $(53,655)
                                         ========   ========   ========   =========   ========
Basic and diluted net loss applicable
  to Class A Common Stock(6)...........  $ (4,511)  $(15,478)  $(66,635)  $(104,630)  $(52,471)
                                         ========   ========   ========   =========   ========
Basic and diluted net loss per
  share(7).............................  $  (0.63)  $  (1.08)  $  (4.17)  $   (5.78)  $  (2.06)
                                         ========   ========   ========   =========   ========
  Net dividends declared...............  $     --   $     --   $     --   $      --   $     --
                                         ========   ========   ========   =========   ========
Weighted average shares
  outstanding(7).......................     7,127     14,357     15,977      18,096     25,458
                                         ========   ========   ========   =========   ========
OPERATING AND OTHER DATA:
  Earnings (loss) before interest,
     income taxes, depreciation and
     amortization(8)...................  $   (283)  $ (4,985)  $ (6,390)  $    (253)  $    971
  Number of operational systems (at end
     of period)........................        10         26         38          38         33
  Number of subscribers (at end of
     period)...........................    31,400    106,500    173,700     179,800    138,900
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments(9)....................  $ 36,377   $ 33,331   $ 32,514   $  18,476   $  9,125
  Intangible assets, net...............    46,273    118,397    166,194     161,168    150,090
  Total assets.........................   101,653    226,920    317,049     283,572    261,598
  Long-term obligations (net of current
     portion and deferred income
     taxes)............................    11,641    117,761    225,512     256,354    293,286
  Stockholders' equity (deficit).......    79,056     93,843     53,736       3,113    (49,224)

---------------

(1) Includes the results of operations of the Billings, Denver and South Bend/Elkhart systems from their respective acquisition dates.

(2) Includes the results of operations of the Bend, FEN/WEN Group, Oklahoma City, Wichita and Lakeland systems from their respective acquisition dates.

(3) Includes the results of operations of the Medford, Sheridan, Redding, Las Vegas and Rapid City systems and Fresno Wireless Cable Television, Inc. from their respective acquisition dates.

(4) Includes the results of operations of the Cincinnati system from its acquisition date.

(5) The Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami,

    Florida were transferred to BellSouth Wireless in August 1997. The assets sold accounted for total revenues, operating expenses and EBITDA of approximately $5.2 million, $4.3 million and $902,000, respectively, for the period from January 1, 1997 through the closing date of the transaction. The proceeds received and related gain recorded by the Company in connection with such sale totaled approximately $54 million and $35.9 million.

(6) Reflects, for 1995, the cumulative effect of the change in accounting for installation costs effected January 1, 1995 (income, net of income taxes, of $602,000 or $0.04 per share) and the extraordinary charge on early retirement of debt recognized during the quarter ended September 30, 1995 (charge of $11.5 million or $0.72 per share). Net loss for the year ended December 31, 1996 includes a dividend embedded in the conversion feature of ATI's Series B Convertible Preferred Stock of $6.25 million.

(7) Pro forma net loss per share and weighted average shares outstanding for the years ended December 31, 1993 and 1994 are $(0.46) and 9,831,000 and $(1.07)
    and 14,445,000, respectively. Pro forma net loss per share and weighted average shares outstanding for the years ended December 31, 1993 and 1994 give effect to the conversion in January 1994 of all outstanding shares of ATI's Series A Convertible Preferred Stock into 2,014,098 shares of Common Stock. Net loss per share for the year ended December 31, 1996 gives effect to the dividend embedded in the conversion feature of ATI's Series B Convertible Preferred Stock of $6.25 million.

(8) Earnings (loss) before interest, taxes, depreciation and amortization is a commonly used measure of performance within the wireless cable industry. However, it does not purport to represent cash provided by (used in) operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. The amount for 1996 excludes an impairment of wireless cable assets of approximately $21.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Fiscal Year 1996 Compared to Fiscal Year 1995."

(9) Excludes, for 1997, available cash of approximately $31.7 million, representing the Net Available Proceeds from the BellSouth Transaction as of December 31, 1997, which is required to be used for asset purchases and debt repayments pursuant to the Indentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; the Company's inability to develop and implement new services such as high-speed Internet access, two-way multi-media services and digital video; the Company's inability to obtain the necessary authorizations from the Federal Communications Commission ("FCC") for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; a failure by the Company to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

INTRODUCTION

     During 1997, the Company operated its Developed Markets principally as an analog video subscription television business. The Company's strategy was, in part, to maximize operating cash flow from its analog video operations, while continuing to explore the development of digital wireless services. In certain markets, the Company intentionally curtailed growth in its analog video business by not investing the capital resources to replace all subscriber churn. The Company's analog video strategy was based upon several factors, including the limited capital resources available to maintain the business at current levels and management's belief that the most attractive returns on investment are likely to be based on digital technologies. As the Company's analog video subscriber base decreases, its revenues and operating cash flow are expected to decrease unless and until it is able to successfully introduce other revenue-producing digital wireless services.

     Management believes that the most promising long-term use of the Company's spectrum is to provide a variety of digital wireless services. Such services could include high-speed Internet access, two-way multi-media services (i.e., Internet and telephony) and digital video. The Company's high-speed Internet access strategy is to initially launch commercial operations in a small number of select markets in order to evaluate the actual long-term viability and financial returns of the business. In 1997, the Company commercially launched a high-speed Internet access service branded as "WantWEB" in the Colorado Springs, Colorado market. WantWEB was launched in Denver, Colorado and Portland, Oregon in February 1998 and is currently expected to be launched in Seattle, Washington in the second or third quarter of 1998.

     While the Company has begun planning and testing of two-way multi-media and digital video services, it has not commercially introduced these services and does not currently have the capital resources necessary to do so. The Company's ability to introduce these services on a broad commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company and increased competition for the renewal of programming and channel lease agreements), the availability of appropriate transmission and reception equipment on satisfactory terms, the expertise of the Company's management, and the Company's ability to obtain the necessary regulatory changes and approvals in a timely fashion. There is also uncertainty regarding the degree of subscriber demand for these services, especially at pricing levels at which the Company can achieve an attractive return on investment. Moreover, the Company expects that the market for any such services will be extremely competitive. See "-- Competition."

LIQUIDITY AND CAPITAL RESOURCES

  Sources and Uses of Funds

     The Company experienced negative cash flow from operations in each year since its inception. Although certain of the Company's more established systems currently generate positive cash flow from operations, the sale of five operating systems to BellSouth Wireless in the third quarter of 1997 is expected to result in a decline in operating cash flow in the future. The Company's revised business strategy regarding analog video subscribers is also expected to result in a decline in subscribers, revenue, and operating cash flow. This negative trend is expected to continue for the foreseeable future until the Company is able to successfully introduce and market alternative digital services. Unless and until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or external sources of funding, or sell assets, to satisfy its working capital and capital expenditure needs. Under current capital market conditions, the Company does not expect to be able to raise significant capital by issuing equity securities. If the Company's capital resources are not sufficient to finance its operations, either in 1998 or thereafter, the Company will be required, at a minimum, to curtail its operations and development plans, which curtailment could involve, among other things, a complete cessation of new subscriber additions in analog video and high-speed Internet access.

     The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the twelve months ended December 31, 1995, 1996 and 1997, were approximately $49.3 million, $32.5 million, and $12.3 million, respectively. The Company expects to make approximately $33.0 million in capital expenditures in 1998. The Company's principal capital expenditure requirements for 1998 are expected to relate to the installation of analog video equipment in new subscribers' premises, anticipated launches of high-speed Internet services in three markets (including Portland and Denver, which were launched during the first quarter of 1998), anticipated funding of high-speed Internet access growth in its operational markets, trials of two-way broadband data and telephony services, the purchase of transmission equipment for new channels and the acquisition of additional wireless spectrum. The Company intends to finance these expenditures from existing cash and investment balances and from additional closings under the BellSouth Agreement, if such closings occur.

     The commercial introduction of additional digital services, such as two-way multi-media services and digital video, would require substantial capital expenditures, which the Company is not in a position to make at this time. While the Company may use a portion of the proceeds from the BellSouth Transaction to acquire assets for the development of digital services, such proceeds will not be sufficient to fully implement its digital strategy. The Company is pursuing strategic relationships or transactions with other providers of telecommunications and related services to facilitate access to additional capital, among other things. The Company's ability to fully implement its business strategy will depend, among other things, on its ability to attract sufficient additional capital through relationships with strategic partners or otherwise. See "Business -- Certain Requirements and Uncertainties." There can be no assurance that sufficient capital will be available on terms satisfactory to the Company, or at all. Except for the BellSouth Transaction, the Company has not reached any agreements or understandings with respect to such relationships or transactions and there can be no assurance that any such agreements or understandings will be reached.

     As a result of the Company's declining subscriber base and the growth of digital video services by competitors, in the near future, the Company may experience increased programming expenses beyond the normal annual escalations due to renewals of programming contracts on less favorable terms. See
"Business -- Competition -- Subscription Television Services -- Franchise Cable Systems." These cost increases are expected to place additional pressure on the Company's ability to generate positive cash flow from operations. Marketing expenses are also expected to increase, principally because of planned commercial launches and growth of the Company's high-speed Internet services.

     In addition, with the growth of the Internet access business and the advent of other digital technologies, the Company is experiencing increased competition for the renewal of channel lease agreements. As a result, the Company could lose channels or incur higher costs to retain its existing channels. Furthermore, certain of the Company's channel lease agreements permit only analog technologies. Thus, the deployment of digital services may require renegotiation of these channel leases, which could also result in increased operating costs. In the future, the Company also expects to allocate capital resources to the acquisition of additional wireless spectrum.

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

     On August 12, 1997, the Company completed the first closing of the sale of certain of its assets to BellSouth Wireless as part of the BellSouth Transaction. The first closing involved the sale to BellSouth Wireless of the Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. As of December 31, 1997, the balance of escrowed funds was approximately $6.4 million. The markets sold in the first closing accounted for approximately 23,000 subscribers and total revenue, operating expenses and EBITDA of $5.2 million, $4.3 million and $902,000, respectively. Under the terms of the BellSouth Agreement, additional closings are scheduled over the next two years. If further BellSouth closings are consummated, proceeds therefrom will provide further resources to help finance certain of the Company's operations and development plans, acquisitions and capital expenditures. The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.

     Pursuant to certain restrictive covenants in the Indentures ("the Indentures") relating to the Company's Senior Discount Notes due 2004 (the "2004 Notes") and 14.5% Senior Discount Notes due 2005 (the "2005 Notes"), Net Available Proceeds (as defined) from the first closing under the BellSouth Agreement must be applied within 270 days (May 9, 1998) of such closing: (1) first, to prepay or repay outstanding debt of the Company or any Restricted Subsidiary (as defined) to the extent the terms of the governing documents therefor require such prepayment, (2) second, to the extent of any such Net Available Proceeds remaining after application thereof pursuant to item (1) above, to the acquisition of assets used in the transmission of video, voice and data and related businesses and services of the Company or a Restricted Subsidiary and, (3) third, to the extent of any such Net Available Proceeds remaining after the application thereof pursuant to items (1) and (2) above, (i) first to prepay or repay all outstanding debt of the Company or any Restricted Subsidiary that prohibits purchases of the 2004 Notes or 2005 Notes and (ii) then, to the extent of any remaining Net Available Proceeds, to make a pro rata offer to purchase outstanding 2004 Notes and 2005 Notes at a purchase price equal to 100% of the accreted value thereof to any purchase date prior to maturity.

     The Company's obligations under the Indentures will significantly reduce the Company's liquidity, financial flexibility and ability to fund certain operations. The Company presently intends to apply the Net Available Proceeds from the BellSouth Transaction in a manner that would not require it to offer to purchase any of the 2004 Notes or 2005 Notes. However, the Company has not yet applied all the net available proceeds in that manner and does not know if it will be able to do so within the 270 day period specified by the Indentures. If the Company is required to offer to purchase a portion of its 2004 Notes or 2005 Notes with any unapplied proceeds from BellSouth Transaction, such repurchases could have a material adverse effect on the Company's business, financial condition and results of operations.

     Interest payments on the 2004 Notes and the 2005 Notes will commence on December 15, 1999 and February 15, 2001, respectively. Aggregate interest payments on the 2004 Notes and the 2005 Notes are expected to be approximately $14.3 million, $28.5 million and $57.8 million in 1999, 2000, and 2001, respectively. The Company's ability to make these interest payments will depend on its ability to attract sufficient additional capital through relationships with strategic partners or otherwise, or to develop product lines that would fund such cash interest payments. Without new investments in the Company, it is unlikely the Company's resources will be sufficient to meet its obligations in 1999.

     As a result of certain limitations contained in the Indentures relating to the 2004 Notes and the 2005 Notes, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million (approximately $3.6 million of which had been utilized as of December 31, 1997). Although the Company had the ability under the Indentures to borrow an additional $13.9 million as of December 31, 1997, the Company does not presently intend to incur any additional bank or other borrowings because of the high cost of funds for the wireless cable industry. However, if subsequent closings under the BellSouth Agreement either do not occur or are insufficient to provide funds for operations, the Company may be forced to seek additional debt financing. There can be no assurance that the Company would be able to borrow additional funds on satisfactory terms or at all.

     On December 4, 1997, the Company entered into an agreement (the "Bellingham Agreement") with Advantage Cable Television, L.L.C. ("Advantage") which provides for the purchase by the Company of all of Advantage's wireless cable assets in Bellingham, Washington (the "Bellingham Transaction"). The purchased assets include Advantage's right to acquire the MDS F Group channels, and rights to transmit on 20 instructional television fixed service ("ITFS") channels. The purchase price for all of the Bellingham Assets was $1.85 million in cash, plus the issuance of warrants to purchase 40,000 shares of the Company's Class A Common Stock at a price of $2.50 per share. On February 20, 1998, the Company completed the first closing of the Bellingham Transaction. Payments of approximately $1.65 million were made at the first closing. When the assignment of the F group channels to the Company is approved by the FCC, a final payment of approximately $200,000 will be made to Advantage.

     On February 26, 1997, the Company entered into a twelve-month $17.0 million credit facility (the "Credit Facility") with a bank. At closing of the Credit Facility, the Company also delivered 4,500 bond appreciation rights ("BARs") and an option to exercise 141,667 exchangeable debt warrants or 141,667 equity warrants. The Credit Facility was required to be repaid earlier than the specified termination date and certain mandatory prepayments were required to be made with the proceeds from certain debt issuances or asset sales, including the BellSouth Transaction. Concurrent with the closing of the BellSouth Transaction, the Credit Facility was repaid and the exchangeable debt warrants were redeemed. The Company's total obligation under the Credit Facility for the aggregate principal balance thereof, accrued interest, fees and redemption of the exchangeable debt warrants was approximately $6.4 million, net of an unused escrow deposit of $845,000. The Credit Facility has been terminated and the Company does not currently intend to replace the Credit Facility.

     As of the date of this Report, the BARs remain outstanding. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of each 2004 Note on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash. As of December 31, 1997, the amount payable under the BARs was approximately $45,000.

     The Company was involved in the FCC's bidding process for wireless cable channel authorizations in certain BTAs, which was completed in March 1996. The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.5 million had been paid as of December 31, 1997 and approximately $117,000 was paid subsequent to year-end. The remaining amount (approximately $498,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur in 1998.

     On June 28, 1996, the Company entered into a definitive agreement to acquire wireless cable channel rights and certain other subscription television assets in Cincinnati, Ohio (the "Cincinnati Acquisition") for aggregate consideration of approximately $5.6 million, of which $2.2 million and $3.4 million was paid in 1996 and 1997, respectively. The final closing of the Cincinnati Acquisition occurred on July 10, 1997. The subscription television assets acquired by the Company in connection with the Cincinnati Acquisition served approximately 3,100 subscribers as of the date of acquisition.

     During 1997, the Company entered into an agreement with a vendor for the purchase of cable modems used in its Internet business. The agreement expires in the year 2000 and requires the Company to purchase a minimum number of units at agreed upon prices. The aggregate minimum amount of the purchase commitment is approximately $2.3 million over the term of the agreement.

     During 1997, the Company also entered into an agreement for the purchase of certain equipment, including cable modems, for use in its planned multi-media demonstration trials. If the trials achieve a specified performance criteria, the company is required to purchase a minimum amount of equipment at prices to be negotiated in the future.

     Prior to March 1997, the Fresno Partnership maintained a revolving credit facility (the "Fresno Facility") with a bank that provided for borrowings for the Fresno, Visalia and Merced systems. The Company is a 65% general partner in the Fresno Partnership. The Fresno Facility was fully assigned from the bank to the Company in March 1997. The assignment of the facility resulted in a note receivable from the Fresno Partnership to the Company in the amount of $8.5 million, which is eliminated in consolidation. As of December 31, 1997, the Fresno Partnership was not in compliance with certain of the restrictive covenants contained in the Fresno Facility or with the requirements relating to repayment of principal.

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations, including its accounting and subscriber management systems, that will be affected by the Year 2000 issue. The Company is studying what actions it should take to make its computer systems Year 2000 compliant. The expense associated with these actions cannot presently be determined, but could be material. Any failure or delay by the Company in resolving its Year 2000 issues, or significant costs associated with resolution of such issues, could have a material adverse effect on the Company's business, financial condition and results of operations.

     As a result of the Company's history of net losses, the Company currently has a negative tangible net worth and total liabilities exceeded total assets as of December 31, 1997. During the early part of 1997, the Company was notified by Nasdaq that the Company no longer met the net tangible asset requirements for continued listing on the Nasdaq National Market. The Company submitted a proposal to Nasdaq to achieve compliance, which proposal was denied. Upon appeal by the Company, a temporary exception was granted by Nasdaq. Prior to the expiration of the temporary exception, the Company submitted a request to Nasdaq to move the listing of the Company's Class A Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market due the Company's assessment of its inability to achieve compliance with the National Market requirements within the time allowed. Effective October 17, 1997, the Class A Common Stock began trading on the Nasdaq SmallCap Market.

     During the early part of 1998, Nasdaq informed the Company that it was not in compliance with the new quantitative maintenance requirements for continued listing on the Nasdaq SmallCap Market, which require all listed companies to have net tangible assets of at least $2 million, a market capitalization of at least $35 million, or net income of at least $500,000 for two of the last three years and a minimum bid price of $1 per share. The new maintenance criteria became effective on February 23, 1998. On February 26, 1998, Nasdaq informed the Company that the Company's securities were scheduled for delisting, effective as of the close of business on March 16, 1998. The Company has applied for a temporary exception under Nasdaq rules by requesting a hearing. The hearing request has the effect of staying the delisting until completion of the hearing process. The Company is required to make a written submission to Nasdaq by March 27, 1998, to support its request for continued listing. There can be no assurance that the Company will be able to meet or continue to meet the minimum requirements for continued listing on the SmallCap Market. If the Company is unable to meet such requirements, the Class A Common Stock will likely be delisted from the SmallCap Market. In such event, it will likely be more difficult to buy or sell the Class A Common Stock or to obtain timely and accurate quotations of trading prices. Delisting will likely result in a decline in the trading market for the Class A Common Stock, which could depress the Company's stock and bond prices, among other consequences.

RESULTS OF OPERATIONS

  Fiscal Year 1997 Compared to Fiscal Year 1996

     Service revenues decreased $2.7 million, or 4.4%, during the year ended December 31, 1997 to $58.0 million, as compared to $60.7 million during the year ended December 31, 1996. This decrease resulted primarily from the loss of revenues from the markets sold to BellSouth Wireless on August 12, 1997 and from an overall decline in analog video subscribers, offset partially by subscription rate increases principally implemented during the first quarter of 1997. The five operating markets sold in the first closing of the BellSouth Transaction accounted for total revenue, operating expenses and EBITDA of $5.2 million, $4.3 million and $902,000, respectively, for the period from January 1, 1997 through the closing date. The number of subscribers to the Company's wireless cable systems decreased to 138,900 at December 31, 1997, compared to 179,800 at December 31, 1996. Approximately half of this decline (23,000 subscribers) resulted from the sale of assets to BellSouth Wireless. The balance of the decline resulted from the Company's revised business strategy, as described above under "Business -- Business Strategy."

     On a "same system" basis (comparing systems that were operational for all of each of the years ended December 31, 1997 and 1996), service revenues increased $50,000, or 0.1%, to $50.9 million during the year ended December 31, 1997, as compared to $50.9 million for the year ended December 31, 1996. This increase was attributable principally to rate increases implemented during the first quarter of 1997. Same systems during these periods totaled 31 systems. The Company's Cincinnati, Ohio, Portland, Oregon and Anchorage, Alaska systems were omitted from same system revenues for both periods because these systems were launched in the second quarter of 1996. Similarly, the St. James, Minnesota and Yankton, South Dakota systems were omitted from same system revenues for both periods because these systems were sold by the Company during the second and fourth quarters, respectively, of 1996. The Company's Orlando, Daytona Beach, Ft. Myers, Jacksonville, Florida and Louisville, Kentucky systems were also omitted from same system revenues for both periods because these systems were sold in the third quarter of 1997. The average number of same-system subscribers decreased approximately 3.9% during the year ended December 31, 1997, as compared to the year ended December 31, 1996.

     Installation revenues decreased $303,000, or 23.0%, from $1.3 million for the year ended December 31, 1996 to $1.0 million for the year ended December 31, 1997. The decrease in installation revenues was primarily the net result of fewer subscriber installations due to the sale of certain assets to BellSouth Wireless in August 1997 and the decision to not replace a portion of normal subscriber churn. The decrease in installation revenues was partially offset by increased installation rates for the year ended December 31, 1997, as compared to installation rates during the same period of 1996. The number of installations completed during the year ended December 31, 1997 decreased approximately 54.0% as compared to the year ended December 31, 1996. Installation rates vary widely by system based upon competitive conditions. The Company occasionally reduces installation charges as part of selected promotional campaigns.

     Operating expenses, principally programming, site costs and other direct expenses, decreased $1.5 million, or 4.2%, from $36.0 million (or 58.1% of total revenues) during the year ended December 31, 1996 to $34.5 million (or 58.5% of total revenues) during the year ended December 31, 1997. The decrease was primarily the result of one-time programming rebates of approximately $400,000 received during the third quarter of 1997, decreased programming expense related to the loss of subscribers due to the BellSouth Transaction and lower service call and disconnect expenses of approximately $1.3 million as a result of a lower subscriber base. The decrease in operating expenses was partially offset by increased programming rates for basic and premium programming, and increased channel lease costs due to annual rate increases.

     Marketing and selling expenses decreased $4.6 million, or 62.2%, from $7.4 million (or 12.0% of total revenues) during the year ended December 31, 1996 to $2.8 million (or 4.8% of total revenues) during the year ended December 31, 1997. The decrease in such expenses resulted from reductions in the number of employees, which resulted in reduced salaries and related sales commissions, and reduced advertising costs.

This decrease in marketing efforts is consistent with the Company's strategy to not replace all subscriber churn.

     General and administrative expenses increased $1.9 million, or 10.1%, from $18.8 million (or 30.4% of total revenues) in the year ended December 31, 1996 to $20.7 million (or 35.1% of total revenues) for the year ended December 31, 1997. This increase was principally attributable to the write-off of certain merger and acquisition costs previously capitalized, higher legal costs related to litigation with FTI, consulting fees relating to ongoing multi-media trials and severance costs relating to the BellSouth Transaction.

     In the fourth quarter of 1996, after considering the Company's 1996 operating loss, its history of such operating losses and the expectation of future operating losses, changes in the Company's strategic direction, developments relating to previously scheduled industry transactions and ventures, and the industry factors described above under "Business -- Regulation" and "Business -- Competition," the Company evaluated the ongoing value of its wireless cable business in each Developed Market. Based on this valuation, the Company determined that assets with a carrying value of $95.1 million were impaired according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and wrote down the carrying value of such assets by $21.3 million to their fair value. An evaluation was made for each of the Company's Developed Markets individually, not for the Company's markets as a whole. Fair value was based on recent transactions in the wireless cable industry. In addition, during the fourth quarter of 1996, the Company prospectively revised the lives of its subscriber premise equipment from seven years to three or four years. During 1997, the Company reviewed the requirements of SFAS No. 121 and evaluated the ongoing value of its business in each Developed Market. As a result of this evaluation, the Company concluded that an additional impairment adjustment was not needed at such time.

     The Company's loss from operations was $48.1 million during the year ended December 31, 1997, as compared to $66.2 million during the year ended December 31, 1996. The decrease in loss from operations of $18.1 million was attributable primarily to the absence of the 1996 impairment loss of $21.3 million described above, and increased depreciation and amortization expense of $4.4 million. The increase in depreciation and amortization expense was due to the revision in the useful lives of subscriber premise equipment described above in the fourth quarter of 1996 and a revision in the useful lives of transmission assets from ten years to a remaining life of four years made by the Company during the fourth quarter of 1997. The increase was also caused by additional expense recorded for excess subscriber equipment. This increase was offset, in part, by a net decrease in loss from operations of approximately $1.2 million as a result of fluctuations in revenues and operating, marketing and general and administrative expenses previously discussed.

     Interest expense increased $6.4 million, or 17.2%, to $43.7 million during the year ended December 31, 1997, as compared to $37.3 million during the year ended December 31, 1996. The increase in interest expense primarily resulted from increased noncash interest charges of approximately $5.3 million associated with the increased accreted value of the Company's 2004 Notes and 2005 Notes. Interest expense also increased $1.3 million due to interest charges associated with the BARs, warrants and outstanding and unused loan balances recorded in connection with the Credit Facility. These increases in interest expense were offset, in part, by lower debt balances on various notes that were repaid with borrowings from the Credit Facility.

     During the year ended December 31, 1997, the Company recorded a gain of approximately $35.9 million related to the sale of certain assets to BellSouth Wireless in the BellSouth Transaction. There were no taxes on the gain because of the application of net operating loss carry forwards.

     EBITDA totaled $971,000 for the year ended December 31, 1997, as compared to a loss before interest, taxes, depreciation, amortization and the impairment write down described above of $253,000 during the year ended December 31, 1996. The assets sold to BellSouth Wireless accounted for $902,000 of the $971,000 in EBITDA for the year ended December 31, 1997.

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

     In the fourth quarter of 1996, after considering the Company's 1996 operating loss, its history of such operating losses and the expectation of future operating losses, changes in the Company's strategic direction, developments relating to previously scheduled industry transactions and ventures, and the industry factors described above under "Business -- Regulation" and "Business -- Competition," the Company evaluated the ongoing value of its wireless cable business in each Developed Market. Based on this valuation, the Company determined that assets with a carrying value of $95.1 million were impaired according to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and wrote down the carrying value of such assets by $21.3 million to their fair value. An evaluation was made for each of the Company's Developed Markets individually, not for the Company's markets as a whole. Fair value was based on recent transactions in the wireless cable industry. In addition, during the fourth quarter of 1996, the Company prospectively revised the lives of its subscriber premise equipment from seven years to three or four years.

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

INCOME TAX MATTERS

     ATI and its subsidiaries file a consolidated federal tax return. The Company has had no state or federal income tax expense since inception. As of December 31, 1997, the Company had approximately $137.5 million in net operating loss carryforwards for tax purposes, expiring in years 2008 through 2011.
Section 382 of the Internal Revenue Code limits the amount of loss carryforwards that a company can use to offset future income upon the occurrence of certain changes in ownership. The issuance of moderate amounts of certain types of new equity could limit the Company's ability to use net operating losses to offset future gains from the sale of assets, thus requiring the Company to pay income taxes on gains received in such asset sales.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. SFAS No. 128 requires restatement of prior years' earnings per share.

     Because the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, SFAS No. 128 did not have an impact upon historical net loss per share as reported.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" governing the reporting and display of comprehensive income and its components, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requiring that public businesses report financial and descriptive information about its reportable operating systems. Both Statements are applicable to reporting periods beginning after December 15, 1997. Management believes that the impact of adopting these Statements will not be material to the Company's financial statements.

INFLATION

     Inflation has not affected the Company's operations significantly during the past three years. The Company believes that its ability to increase charges for services in future periods will depend primarily on competitive pressures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements included in this Report on pages F-1 through F-25 are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the identity and business experience of the Company's directors is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

     The information required by this Item with respect to the identity and business experience of the Company's executive officers is set forth on page 20 of this Report under the caption "Executive Officers of the Registrant."

     The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998, under the captions "Compensation and Other Information Concerning Executive Officers," and "Board of Directors Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998, under the caption "Stock Ownership of Certain Beneficial Owners and Management," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998, under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

  (1) Financial Statements

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................  F-3

Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................  F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995, 1996 and 1997..............  F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................  F-6

Notes to Consolidated Financial Statements..................  F-7

  (2) Exhibits

          3.1            -- Certificate of Designation for Series B Convertible
                            Preferred Stock of American Telecasting, Inc. dated
                            August 6, 1996 (incorporated by reference to Exhibit 4.1
                            to the Company's Form 8-K filed on August 7, 1996).
          3.2            -- Amendment to Restated Certificate of Incorporation of
                            American Telecasting, Inc. dated April 24, 1996
                            (incorporated by reference to Exhibit 3.1(i) to the
                            Company's Quarterly Report on 10-Q for the period ended
                            June 30, 1996).
          3.3            -- Restated Certificate of Incorporation of American
                            Telecasting, Inc., dated April 27, 1995 (incorporated by
                            reference to Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the period ended March 31, 1995).
          3.4            -- Amended and Restated By-Laws of American Telecasting,
                            Inc. (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended March 31, 1995).
          4.1            -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 2 to the Company's Registration
                            Statement on Form 8-A filed on December 6, 1993).
          4.2            -- Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration
                            Statement on Form S-3 filed on April 26, 1996).
          4.3            -- Specimen Class B Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1996).
          4.4            -- Specimen Series B Convertible Preferred Stock Certificate
                            (incorporated by reference to Exhibit 4.4 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997).
          4.5            -- Supplemental Indenture dated as of August 10, 1995
                            between American Telecasting, Inc. and First Trust
                            National Association, Trustee, supplementing and amending
                            the Indenture dated as of June 23, 1994 (incorporated by
                            reference to Exhibit 4.1 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995).

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

         10.5            -- Employment Agreement effective as of July 1, 1997 between
                            American Telecasting, Inc. and Robert D. Hostetler
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997).*
         10.6            -- Employment Agreement dated August 10, 1995 between
                            American Telecasting, Inc. and David K. Sentman
                            (incorporated by reference to Exhibit 10 to the Company's
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1995).*
         10.7            -- First Amendment to Amended and Restated Revolving Credit
                            Agreement dated as of June 30, 1996 among Fresno MMDS
                            Associates, First Union National Bank of North Carolina,
                            Fresno Telsat, Inc. and Fresno Wireless Cable Television,
                            Inc.; related Subordination Agreement dated as of June
                            30, 1996 by American Telecasting, Inc. and Fresno MMDS
                            Associates in favor of First Union National Bank of North
                            Carolina; related Assignment Acceptance and Intercreditor
                            Agreement dated as of July 18, 1996 among First Union
                            National Bank of North Carolina as agent and Fresno MMDS
                            Associates (incorporated by reference to Exhibit 10.4 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1996).
         10.8            -- Side agreement between Fresno Telsat, Inc. and American
                            Telecasting, Inc. dated July 18, 1996 (incorporated by
                            reference to Exhibit 10.5 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1996).
         10.9            -- Amended and Restated Revolving Credit Agreement between
                            Fresno MMDS Associates, First Union National Bank of
                            North Carolina, Fresno Telsat, Inc. and Fresno Wireless
                            Cable Television, Inc. dated as of September 30, 1994;
                            related Amended and Restated Revolving Credit Note by
                            Fresno MMDS Associates in favor of First Union National
                            Bank of North Carolina; related Pledge and Security
                            Agreement dated as of September 30, 1994 between Fresno
                            MMDS Associates and First Union National Bank of North
                            Carolina; related Collateral Assignment and Security
                            Agreement dated as of September 30, 1994 by and between
                            FMA Licensee Subsidiary, Inc. and First Union National
                            Bank of North Carolina (incorporated by reference to
                            Exhibit 10.21 to the Company's Form S-4 Registration
                            Statement filed on September 22, 1995).

         10.10           -- Credit Agreement dated as of February 26, 1997, among
                            American Telecasting, Inc. and Banque Indosuez, New York
                            Branch, as Agent, and the lending institutions listed
                            therein (the "Banks"); related Option Agreement dated as
                            of February 26, 1997 among American Telecasting, Inc. and
                            Indosuez CM II, Inc.; related Bond Appreciation Rights
                            Certificate dated February 26, 1997; related Securities
                            Pledge Agreement dated as of February 26, 1997 in favor
                            of Banque Indosuez, New York Branch, as pledgee, assignee
                            and secured party, in its capacity as collateral agent
                            for the Banks; related Securities Pledge Agreement dated
                            as of February 26, 1997 made by American Telecasting of
                            Green Bay, Inc. in favor of Banque Indosuez, New York
                            Branch, as pledgee, assignee and secured party, in its
                            capacity as collateral agent for the Banks; related
                            General Security Agreement dated as of February 26, 1997
                            made by certain subsidiaries of American Telecasting,
                            Inc. in favor of Banque Indosuez, New York Branch, as
                            pledgee, assignee and secured party, in its capacity as
                            collateral agent for the Banks; related Registration
                            Rights Agreement dated as of February 26, 1997 among
                            American Telecasting, Inc. and the holders of the
                            warrants to purchase an aggregate of 141,667 shares of
                            the Class A Common Stock of American Telecasting, Inc.;
                            related Securities Pledge Agreement dated as of February
                            26, 1997 made by American Telecasting, Inc. in favor of
                            Banque Indosuez, New York Branch, as pledgee, assignee
                            and secured party, in its capacity as collateral agent
                            for the Banks (incorporated by reference to Exhibit 10.10
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1996).
         10.11           -- Form of Underwriting Agreement dated as of May 21, 1996 among Alex. Brown & Sons Incorporated, Dillon, Read & Co.
                            Inc., and American Telecasting, Inc. (incorporated by
                            reference to Exhibit 1.1 to the Company's Registration
                            Statement on Form S-3 filed on April 10, 1996).
         10.12           -- Stock Purchase Agreement dated as of August 6, 1996 by
                            and among American Telecasting, Inc., Museum Assets Ltd.,
                            and Ashline, Ltd. (incorporated by reference to Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for
                            the period ended September 30, 1996).
         10.13           -- Stock Purchase Agreement dated October 25, 1996 by and
                            among American Telecasting, Inc., Wartone Property
                            Holdings, Ltd., Harleko Ltd., and Tarian Properties, Ltd.
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1996).
         10.14           -- Agreement for Purchase and Sale of Assets dated June 28,
                            1996 among Novner Enterprises, Inc., Alvin Novick,
                            Phyllis Novick, American Telecasting of Cincinnati, Inc.
                            and American Telecasting, Inc. (incorporated by reference
                            to Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the period ended June 30, 1996).
         10.15           -- Management Agreement dated as of June 28, 1996 between
                            Novner Enterprises, Inc. and American Telecasting of
                            Cincinnati, Inc. (incorporated by reference to Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1996).
         10.16           -- Agreement for Exchange of Assets dated July 10, 1996
                            among Heartland Wireless Communications, Inc., Heartland
                            Wireless South Dakota Properties, Inc., Heartland
                            Wireless Florida Properties, Inc. and American
                            Telecasting, Inc. (incorporated by reference to Exhibit
                            10.3 to the Company's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1996).
         10.17           -- American Telecasting, Inc. 1990 Stock Option Program, As
                            Amended (Effective April 25, 1996) (incorporated by
                            reference to Exhibit 10.6 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1996).*

         10.18           -- Form of Registration Rights Agreement between American
                            Telecasting, Inc. and Stockholder (incorporated by
                            reference to Exhibit 10.40 to the Company's Form S-1
                            Registration Statement filed on October 8, 1993).
         10.19           -- Asset Purchase Agreement dated as of March 18, 1997 by
                            and among BellSouth Corporation, BellSouth Wireless
                            Cable, Inc., American Telecasting of Central Florida,
                            Inc., American Telecasting Development, Inc., American
                            Telecasting of Fort Meyers, Inc., American Telecasting of
                            Jacksonville, Inc., American Telecasting of Louisville,
                            Inc., and American Telecasting of Yuba City, Inc.
                            (incorporated by reference to Exhibit 10 to the Company's
                            Quarterly Report on Form 10Q for the period ended March
                            31, 1997).
         10.20           -- Employment Agreement as of April 28, 1997 between
                            American Telecasting, Inc. and Terry J. Holmes
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10Q for the period
                            ended June 30, 1997).*
         10.21           -- Employment Agreement as of April 28, 1997 between
                            American Telecasting, Inc. and John B. Suranyi
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10Q for the period
                            ended June 30, 1997).*
         11.1            -- Statement regarding computation of per share earnings.
         21.1            -- Subsidiaries of American Telecasting, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1996).
         23.1            -- Consent of Independent Public Accountants.
         27.1            -- Financial Data Schedule.

---------------

* Indicates management agreement or compensatory plan or arrangement.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................    F-3

Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................    F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995, 1996 and 1997..............    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................    F-6

Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Telecasting, Inc.:

     We have audited the accompanying consolidated balance sheets of American Telecasting, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Telecasting, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Washington, D.C.
March 26, 1998

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1997
                                                              ---------    ---------
Current Assets:
  Cash and cash equivalents.................................  $  18,476    $   9,125
  Trade accounts receivable, net of allowance for
     uncollectible accounts of $687 and $244,
     respectively...........................................      1,867        1,091
  Notes receivable..........................................        322          351
  Prepaid expenses and other current assets.................      2,468        2,722
                                                              ---------    ---------
          Total current assets..............................     23,133       13,289
Property and equipment, net.................................     99,271       60,166
Deferred license and leased license acquisition costs,
  net.......................................................    139,537      131,017
Cash available for asset purchases and debt repayment.......         --       31,658
Restricted escrowed funds...................................         --        6,395
Goodwill, net...............................................     15,163       14,296
Deferred financing costs, net...............................      4,704        4,294
Other assets, net...........................................      1,764          483
                                                              ---------    ---------
          Total assets......................................  $ 283,572    $ 261,598
                                                              =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................  $  15,022    $  12,614
  Current portion of long-term obligations..................      5,852        3,284
  Subscriber deposits.......................................        397          363
                                                              ---------    ---------
          Total current liabilities.........................     21,271       16,261
Deferred income taxes.......................................      2,834        1,275
Long-term obligations, net of current portion:
  2004 Notes................................................    135,484      156,897
  2005 Notes................................................    116,480      135,137
  Notes payable.............................................      2,434           --
  Capital lease obligations.................................      1,053          307
  Minority interest and other...............................        903          945
                                                              ---------    ---------
          Total long-term obligations, net of current
            portion.........................................    256,354      293,286
                                                              ---------    ---------
          Total liabilities.................................    280,459      310,822
Commitments and Contingencies (Notes 10 and 11)
Stockholders' Equity (Notes 2, 8 and 9):
  Preferred Stock, $.01 par value; 2,500,000 shares
     authorized, none issued and outstanding................         --           --
  Series B Convertible Preferred Stock, $.01 par value;
     500,000 shares authorized; 250,000 shares issued,
     110,000 shares outstanding in 1996.....................     13,237           --
  Class A Common Stock, $.01 par value; 45,000,000 shares
     authorized; 20,784,238 and 25,743,607 shares issued and
     outstanding, respectively..............................        208          257
  Class B Common Stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued and outstanding...........         --           --
  Additional paid-in capital................................    176,091      189,413
  Common Stock warrants.....................................     10,129       10,129
  Accumulated deficit.......................................   (196,552)    (249,023)
                                                              ---------    ---------
          Total stockholders' equity........................      3,113      (49,224)
                                                              ---------    ---------
          Total liabilities and stockholders' equity........  $ 283,572    $ 261,598
                                                              =========    =========

          See accompanying Notes to Consolidated Financial Statements

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1995          1996          1997
                                                          -----------   -----------   -----------
Revenues:
  Service and other.....................................  $    46,189   $    60,713   $    58,015
  Installation..........................................        1,312         1,319         1,016
                                                          -----------   -----------   -----------
Total revenues..........................................       47,501        62,032        59,031
Costs and Expenses:
  Operating.............................................       26,021        36,029        34,516
  Marketing.............................................        8,678         7,429         2,806
  General and administrative............................       19,192        18,827        20,738
  Depreciation and amortization.........................       29,276        44,665        49,033
  Impairment of wireless cable assets...................           --        21,271            --
                                                          -----------   -----------   -----------
Total costs and expenses................................       83,167       128,221       107,093
                                                          -----------   -----------   -----------
Loss from operations....................................      (35,666)      (66,189)      (48,062)
Interest expense........................................      (24,473)      (37,281)      (43,682)
Interest income.........................................        2,178         1,106         1,528
Other income (expense), net.............................           (5)          530           617
Gain on disposition of wireless cable systems and
  assets................................................           --           157        35,944
                                                          -----------   -----------   -----------
Loss before income tax benefit..........................      (57,966)     (101,677)      (53,655)
Income tax benefit......................................        2,270         3,297         1,184
                                                          -----------   -----------   -----------
Loss before extraordinary charge and cumulative effect
  of change in accounting for installation costs........      (55,696)      (98,380)      (52,471)
Extraordinary charge on early retirement of debt........      (11,541)           --            --
Cumulative effect of change in accounting for
  installation costs, net of income taxes of $369 in
  1995..................................................          602            --            --
                                                          -----------   -----------   -----------
Net loss................................................      (66,635)      (98,380)      (52,471)
Dividend embedded in conversion of Series B Convertible
  Preferred Stock.......................................           --        (6,250)           --
                                                          -----------   -----------   -----------
Net loss applicable to Class A Common Stock.............  $   (66,635)  $  (104,630)  $   (52,471)
                                                          ===========   ===========   ===========
Basic and diluted net income (loss) per share:
  Loss per share applicable to Class A Common Stock
     before extraordinary charge and cumulative effect
     of accounting change...............................  $     (3.49)  $     (5.78)  $     (2.06)
  Loss per share from extraordinary charge..............        (0.72)           --            --
  Income per share from cumulative effect of accounting
     change.............................................         0.04            --            --
                                                          -----------   -----------   -----------
  Basic and diluted net loss per share applicable to
     Class A Common Stock...............................  $     (4.17)  $     (5.78)  $     (2.06)
                                                          ===========   ===========   ===========
Weighted average number of shares outstanding...........   15,977,377    18,095,961    25,458,247
                                                          ===========   ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     SERIES B
                                   CONVERTIBLE            CLASS A
                                 PREFERRED STOCK        COMMON STOCK      ADDITIONAL    COMMON
                                ------------------   ------------------    PAID-IN      STOCK     ACCUMULATED
                                SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     WARRANTS     DEFICIT      TOTAL
                                ------   ---------   ------   ---------   ----------   --------   -----------   --------
Balance, December 31, 1994....     --    $     --    15,249     $152       $113,476    $ 5,502     $ (25,287)   $ 93,843
  Exercise of Class A Common
     Stock warrants...........     --          --         3       --             30        (12)           --          18
  Exercise of Class A Common
     Stock options............     --          --       176        2            491         --            --         493
  Issuance of Class A Common
     Stock for acquisitions...     --          --     1,008       10         15,806         --            --      15,816
  Issuance of Class A Common
     Stock warrants...........     --          --        --       --             --     10,130            --      10,130
  Amendment of 1994 Warrants..     --          --        --       --          5,490     (5,490)           --          --
  Deferred compensation
     pursuant to issuance of
     Class A Common Stock
     options..................     --          --        --       --             71         --            --          71
  Net loss....................     --          --        --       --             --         --       (66,635)    (66,635)
                                 ----    --------    ------     ----       --------    -------     ---------    --------
Balance, December 31, 1995....     --          --    16,436      164        135,364     10,130       (91,922)     53,736
  Exercise of Class A Common
     Stock warrants...........     --          --        62        1            172         (1)           --         172
  Exercise of Class A Common
     Stock options............     --          --        85        1            484         --            --         485
  Issuance of Class A Common
     Stock for acquisitions...     --          --        64        1            706         --            --         707
  Issuance of Class A Common
     Stock pursuant to public
     offering, net of issuance
     costs of $1,532..........     --          --     1,700       17         19,913         --            --      19,930
  Issuance of Series B
     Convertible Preferred
     Stock, net of issuance
     costs of $1,233..........    250      23,766        --       --             --         --            --      23,766
  Dividend embedded in
     conversion of Series B
     Convertible Preferred
     Stock....................     --       6,250        --       --             --         --        (6,250)
  Conversion of Series B
     Convertible Preferred
     Stock....................   (140)    (16,779)    2,274       23         16,860         --            --         104
  Conversion of note
     payable..................     --          --       163        1          2,524         --            --       2,525
  Deferred compensation
     pursuant to issuance of
     Class A Common Stock
     options..................     --          --        --       --             68         --            --          68
  Net loss....................     --          --        --       --             --         --       (98,380)    (98,380)
                                 ----    --------    ------     ----       --------    -------     ---------    --------
Balance, December 31, 1996....    110      13,237    20,784      208        176,091     10,129      (196,552)      3,113
  Conversion of Series B
     Convertible Preferred
     Stock....................   (110)    (13,237)    4,960       49         13,322         --            --         134
  Net loss....................     --          --        --       --             --         --       (52,471)    (52,471)
                                 ----    --------    ------     ----       --------    -------     ---------    --------
Balance, December 31, 1997....     --    $     --    25,744     $257       $189,413    $10,129     $(249,023)   $(49,224)
                                 ====    ========    ======     ====       ========    =======     =========    ========

          See accompanying Notes to Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995        1996        1997
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(66,635)   $(98,380)   $(52,471)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization...............................    29,276      44,665      49,033
Impairment of wireless cable assets.........................        --      21,271          --
Deferred income taxes.......................................    (2,270)     (3,297)     (1,184)
Amortization of debt discount and deferred financing
  costs.....................................................    21,363      35,402      41,767
Bond appreciation rights and warrants.......................        --          --         895
Minority interest...........................................        --        (708)       (420)
Extraordinary charge on early retirement of debt............    11,541          --          --
Cumulative effect of change in accounting for installation
  costs, net of income taxes................................      (602)         --          --
Gain on disposition of wireless cable systems and assets....        --        (157)    (35,944)
Other.......................................................       379         267         134
Changes in operating assets and liabilities, net of
  acquisitions:
  Trade accounts receivable.................................      (906)        307         729
  Prepaid expenses and other current assets.................        65         214        (719)
  Other assets..............................................      (249)       (247)        734
  Accounts payable and other current liabilities............     4,387      (6,876)     (4,405)
                                                              --------    --------    --------
         Net cash used in operating activities..............    (3,651)     (7,539)     (1,851)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments........................    20,002          --          --
Collections of (and loans to) related parties and others....      (170)        252          --
Purchases of property and equipment.........................   (49,342)    (32,474)    (12,267)
Additions to deferred license and leased license acquisition
  costs.....................................................    (7,412)    (12,492)       (311)
Proceeds from disposition of wireless cable systems and
  assets....................................................        --       2,776      54,106
Increase in cash available for asset purchases and debt
  repayment.................................................        --          --     (31,658)
Increase in restricted escrowed funds.......................        --          --      (6,395)
Net cash used in acquisitions...............................   (21,653)     (1,956)     (3,416)
                                                              --------    --------    --------
         Net cash (used in) provided by investing
           activities.......................................   (58,575)    (43,894)         59
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock, net of stock
  issuance costs............................................       511      20,587          --
Proceeds from issuance of Series B Convertible Preferred
  Stock, net of stock issuance costs........................        --      23,766          --
Proceeds from issuance of Common Stock warrants.............     5,480          --          --
Proceeds from issuance of 2005 Notes........................    91,001          --          --
Borrowings under revolving credit facilities................    24,600         200       6,155
Principal payments on revolving credit facilities...........   (35,429)     (5,500)     (9,105)
Increase in deferred financing costs........................    (1,976)         --      (1,285)
Contributions to subsidiaries by minority interest holder...        --       1,240         462
Principal payments on warrants..............................        --          --        (850)
Principal payments on notes payable.........................    (2,359)     (2,030)     (2,149)
Principal payments on capital lease obligations.............      (417)       (868)       (787)
                                                              --------    --------    --------
         Net cash provided by (used in) financing
           activities.......................................    81,411      37,395      (7,559)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    19,185     (14,038)     (9,351)
Cash and cash equivalents, beginning of year................    13,329      32,514      18,476
                                                              --------    --------    --------
Cash and cash equivalents, end of year......................  $ 32,514    $ 18,476    $  9,125
                                                              ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

  Organization

     American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service to residential and commercial subscribers. ATI and its subsidiaries are collectively referred to herein as the "Company." As of December 31, 1997, the Company owned and operated 33 wireless cable systems located throughout the United States (the "Developed Markets"). The Company also has significant wireless cable (microwave) frequency interests in 19 other U.S. markets (the "Undeveloped Markets").

  Risks and Other Important Factors

     During 1997, the Company operated its Developed Markets principally as an analog video subscription television business. The Company's strategy was, in part, to maximize operating cash flow from its analog video operations, while continuing to explore the development of digital wireless services. In certain markets, the Company intentionally curtailed growth in its analog video business by not investing the capital resources to replace all subscriber churn. The Company's analog video strategy was based upon several factors, including the limited capital resources available to maintain the business at current levels and management's belief that the most attractive returns on investment are likely to be based on digital technologies. As the Company's analog video subscriber base decreases, its revenues and operating cash flow are expected to decrease unless and until it is able to successfully introduce other revenue-producing digital wireless services.

     Management believes that the most promising long-term use of the Company's spectrum is to provide a variety of digital wireless services. Such services could include high-speed Internet access, two-way multi-media services (i.e., Internet and telephony) and digital video. The Company's high-speed Internet access strategy is to initially launch commercial operations in a small number of select markets in order to evaluate the actual long-term viability and financial returns of the business. In 1997, the Company commercially launched a high-speed Internet access service branded as "WantWEB" in the Colorado Springs, Colorado market. WantWEB was launched in Denver, Colorado and Portland, Oregon in February 1998 and is currently expected to be launched in Seattle, Washington in the second or third quarter of 1998.

     While the Company has begun planning and testing of two-way multi-media and digital video services, it has not commercially introduced these services and does not currently have the capital resources necessary to do so. The Company's ability to introduce these services on a broad commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company and increased competition for the renewal of programming and channel lease agreements), the availability of appropriate transmission and reception equipment on satisfactory terms, the expertise of the Company's management, and the Company's ability to obtain the necessary regulatory changes and approvals in a timely fashion. There is also uncertainty regarding the degree of subscriber demand for these services, especially at pricing levels at which the Company can achieve an attractive return on investment. Moreover, the Company expects that the market for any such services will be extremely competitive.

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

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     While the Company may use a portion of the proceeds from the BellSouth Transaction to acquire assets for the development of digital services, such proceeds will not be sufficient to fully implement its high-speed Internet access, telephony or digital video services throughout its markets. The Company is pursuing strategic relationships or transactions with other providers of telecommunications and related services to facilitate access to additional capital, among other things. The Company's ability to fully implement its business strategies will depend on its ability to attract sufficient additional capital through relationships with strategic partners or otherwise. There can be no assurance that sufficient capital will be available on terms satisfactory to the Company, or at all. Except for the BellSouth Transaction, the Company has not reached any agreements or understandings with respect to such relationships or transactions and there can be no assurance that any such agreements or understandings will be reached. Without such strategic partner arrangements, future BellSouth closings or access to additional capital, the Company expects that, at a minimum, it would have to begin curtailing certain operations and activities during 1998 that could, in turn, adversely impact the Company's liquidity and financial resources.

     Pursuant to certain restrictive covenants in the Indentures ("the Indentures") relating to the Company's Senior Discount Notes due 2004 (the "2004 Notes") and 14.5% Senior Discount Notes due 2005 (the "2005 Notes"), Net Available Proceeds (as defined) from the first closing under the BellSouth Agreement must be applied within 270 days (May 9, 1998) of such closing: (1) first, to prepay or repay outstanding debt of the Company or any Restricted Subsidiary (as defined) to the extent the terms of the governing documents therefore require such prepayment, (2) second, to the extent of any such Net Available Proceeds remaining after application thereof pursuant to item (1) above, to the acquisition of assets used in the transmission of video, voice and data and related businesses and services of the Company or a Restricted Subsidiary and, (3) third, to the extent of any such Net Available Proceeds remaining after the application thereof pursuant to items (1) and (2) above, (i) first to prepay or repay all outstanding debt of the Company or any Restricted Subsidiary that prohibits purchases of the 2004 Notes or 2005 Notes and (ii) then, to the extent of any remaining Net Available Proceeds, to make a pro rata offer to purchase outstanding 2004 Notes and 2005 Notes at a purchase price equal to 100% of the accreted value thereof to any purchase date prior to maturity.

     The Company's obligations under the Indentures will significantly reduce the Company's liquidity, financial flexibility and ability to fund certain operations. The Company presently intends to apply the Net Available Proceeds from the BellSouth Transaction in a manner that would not require it to offer to purchase any of the 2004 Notes or 2005 Notes. However, the Company has not yet applied all the net available proceeds in that manner and does not know if it will be able to do so within the 270 day period specified by the Indentures. If the Company is required to offer to purchase a portion of its 2004 Notes or 2005 Notes with any unapplied proceeds from BellSouth Transaction, such repurchases could have a material adverse effect on the Company's business, financial condition and results of operations.

     Interest payments on the Company's 2004 Notes and 2005 Notes will commence on December 15, 1999 and February 15, 2001, respectively. Interest payments in 1999, 2000, and 2001 are expected to be approximately $14.3 million, $28.5 million and $57.8 million, respectively. The Company's ability to make these payments will depend upon its ability to attract sufficient additional capital through relationships with strategic partners or otherwise, to develop product lines that would fund such cash interest payments. There can be no assurance that the Company will be able to generate the cash to fund such interest payments. Without new investments in the Company, it is unlikely the Company's resources will be sufficient to meet its obligations in 1999.

  Sale of Assets

     On March 18, 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless Corporation ("BellSouth Wireless") providing for the sale of all of the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southeastern

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

Assets") to BellSouth Wireless (the "BellSouth Transaction"). Depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless, the purchase price will range from $67.9 million to $103.2 million. A first closing of the BellSouth Transaction was completed on August 12, 1997. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. At December 31, 1997 the balance of escrow funds was approximately $6.4 million. The use of the sale proceeds is restricted by certain covenants in the Indentures related to the Company's 2004 and 2005 notes as described above.

     The BellSouth Agreement contains customary conditions to closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that the BellSouth Transaction will be consummated.

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

  Cash and Cash Equivalents

     The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 1996 and 1997, cash equivalents principally consisted of money market funds, commercial paper, federal government/agency debt securities, and other short-term, investment-grade, interest-bearing securities. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets.

  Cash Available for Asset Purchases and Debt Repayment and Restricted Escrow Funds

     Restricted escrow funds represents the escrow funds related to the BellSouth transaction of approximately $6.4 million. These funds will be released upon both the Company and BellSouth Wireless jointly submitting an instruction to the escrow agent for the release of such funds. Cash available for asset purchases and debt repayments represents the net available proceeds as of December 31, 1997, received from the BellSouth closing that occurred on August 12, 1997. These funds are restricted pursuant to the Indentures (see Note
7).

  Long-Lived Assets

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

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     In the fourth quarter of 1996, after considering the Company's 1996 operating loss, its history of such operating losses and the expectation of future operating losses, changes in the Company's strategic direction, developments relating to previously scheduled industry transactions and ventures and certain industry factors, the Company evaluated the ongoing value of its wireless cable business in each Developed Market. Based on this valuation, the Company determined that assets with a carrying value of $95.1 million were impaired according to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and wrote down the carrying value of such assets by $21.3 million to their fair value. An evaluation was made for each of the Company's Developed Markets individually, not for the Company's markets as a whole. Fair value was based on recent transactions in the wireless cable industry. During 1997, the Company reviewed the requirements of SFAS No. 121 and evaluated its ongoing value in each Developed Market. As a result of this evaluation, the Company concluded that an additional impairment adjustment was not needed at such time.

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

          Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization, including amortization of assets acquired under capitalized lease agreements, are recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized. Subscriber installation costs are capitalized and amortized over a three-year period, the approximate average subscription term of a subscriber. Prior to January 1, 1995, the Company expensed subscriber installation costs to the extent of installation revenues and capitalized installation costs in excess of installation revenues. The cumulative effect of this change in accounting method for the periods prior to January 1, 1995 was a reduction in the Company's net loss of approximately $602,000, net of deferred income taxes of approximately $369,000. The effect of this change on the Company's results of operations for the year ended December 31, 1995 was to decrease the net loss before cumulative effect of change in accounting method by approximately $668,000. Pro forma net loss and net loss per share for the year ended December 31, 1995, assuming the change in accounting for installation costs was applied retroactively, was $(67,237,000) and $(4.21).

          Deferred License and Leased License Acquisition Costs. Deferred license and leased license acquisition costs include costs incurred to develop or acquire wireless cable licenses. Costs incurred to acquire or lease licenses issued by the Federal Communications Commission ("FCC") are deferred and are amortized ratably over useful lives of 20 years beginning with inception of service in each respective market, or charged to expense if development is not pursued. As of December 31, 1997, approximately $14.7 million of the Company's deferred license and leased license acquisition costs were not yet subject to amortization. Accumulated amortization related to deferred license and leased license acquisition costs approximated $14.9 million and $22.0 million at December 31, 1996 and 1997, respectively.

  Goodwill

     Goodwill is amortized on a straight-line basis for financial reporting purposes over a period of 20 years. Accumulated amortization related to goodwill was approximately $2.2 million and $3.0 million at December 31, 1996 and 1997, respectively.

  Deferred Financing Costs

     Deferred financing costs represent fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized over the term of the related debt using the effective interest rate method.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

  Other Assets

     Other assets, net of accumulated amortization, consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996       1997
                                                              ------      ----
Covenants not-to-compete, net...............................  $  648      $155
Long-term deposits..........................................     394       307
Other.......................................................     722        21
                                                              ------      ----
Other assets, net...........................................  $1,764      $483
                                                              ======      ====

     Covenants not-to-compete are amortized over their respective terms, which is typically three years. Accumulated amortization related to covenants not-to-compete and other intangible assets was $3.6 million and $4.1 million as of December 31, 1996 and 1997, respectively.

  Revenue Recognition

     Monthly service fees are recognized in the period service is provided. Installation revenue is recognized upon origination of service to a subscriber to the extent of direct selling costs incurred. To date, direct selling costs have exceeded installation revenues.

  Operating Costs and Expenses

     Operating costs and expenses consist principally of programming fees, channel lease costs, tower rental and other costs of providing services. The Company capitalizes certain pre-launch costs for non-operating systems. These costs include tower and site rentals and channel lease payments. The total of such costs capitalized in 1995, 1996 and 1997 approximated $411,000, $445,000, and $477,000, respectively.

     The Accounting Standards Executive Committee ("AcSEC") has issued a Statement of Position ("SOP") regarding the "Costs of Start-up Activities" which is effective for fiscal years beginning after December 15, 1998. Under the SOP, the Company will be required to expense all unamortized pre-launch costs for non-operative systems as a cumulative effect of change in accounting principles and to expense all future start-up costs. At December 31, 1997 capitalized pre-launch costs for non-operating systems totaled approximately $3.5 million.

  Marketing and Direct Selling Costs

     Marketing and direct selling costs are expensed as incurred.

  Net Loss Per Share

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

  Reclassifications

     Certain amounts from the prior years' consolidated financial statements have been reclassified to conform with the 1997 presentation.

  Supplemental Cash Flow Disclosures

     Non-cash investing and financing activities consisted of the acquisition of vehicles and equipment by acceptance of bank notes, capitalized leases and other financing arrangements totaling approximately $1.9 million, $604,000 and $208,000 during 1995, 1996 and 1997, respectively. Cash paid during 1995, 1996 and 1997 for interest approximated $2.9 million, $2.0 million and $3.5 million, respectively. As discussed in Note 3, the Company entered into notes totaling $3.8 million, issued Class A Common Stock valued at $15.2 million, assumed certain liabilities totaling $11.2 million during the year ended December 31, 1995, and issued Class A Common Stock valued at $707,000 during the year ended December 31, 1996. During 1995 and 1996, the Company acquired certain wireless cable channel rights for which the final purchase consideration of approximately $1.1 million and $1.0 million, respectively, was payable upon the FCC's consent to the assignment of such licenses. Of such amounts, approximately $614,000 remained payable at December 31, 1997.

3. ACQUISITIONS AND DIVESTITURES

  1995 Activity

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

     All of the Company's acquisitions have been accounted for as purchases for financial reporting purposes. The Company's consolidated statements of operations for the year ended December 31, 1995 include the

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES results of operations for each of the entities described above from their respective acquisition dates. The aggregate purchase prices for the acquisitions completed during 1995 were allocated as follows (in thousands):

                                                                1995
                                                              --------
Deferred license and leased license acquisition costs.......  $ 33,999
Property and equipment......................................    11,579
Goodwill....................................................     6,335
Covenants not-to-compete....................................       425
Cash, receivables and other assets..........................       682
Deferred income taxes.......................................    (6,335)
Assumed liabilities.........................................   (14,972)
                                                              --------
                                                              $ 31,713
                                                              ========

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

                                                                 1995
                                                              -----------
                                                              (UNAUDITED)
Revenues....................................................   $ 52,979
Loss before extraordinary charge and cumulative effect of
  accounting change.........................................    (57,939)
Net loss....................................................    (68,878)
Loss per share before extraordinary charge and cumulative
  effect of accounting change...............................      (3.55)
Net loss per share..........................................      (4.22)

  1996 Activity

     During 1996, the Company acquired wireless cable channel rights in various markets for aggregate consideration of $1.1 million. The Company also acquired the remaining interest in its Little Rock, Arkansas operating system for $707,000 in Class A Common Stock. Also during 1996, the Company sold its wireless cable systems in St. James, Minnesota and Yankton, South Dakota and its wireless cable channel assets in Sioux Falls, South Dakota for aggregate cash consideration totaling $3.1 million. During the year ended December 31, 1996, the Company acquired wireless cable channel rights in various markets for aggregate consideration of $7.0 million (cash of $6.3 million and Class A Common Stock valued at $653,000).

     The Company was involved in the bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"), which was completed in March 1996. The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.5 million has been paid as of December 31, 1997. Approximately $117,000 was paid subsequent to year end. The remaining amount (approximately $498,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur in 1998.

     On June 28, 1996, the Company entered into a definitive agreement to acquire wireless cable channel rights and certain other subscription television assets in Cincinnati, Ohio (the "Cincinnati Acquisition") for aggregate consideration of approximately $5.6 million in cash, of which $2.2 million and $3.4 million was paid in 1996 and 1997, respectively. The subscription television assets acquired by the Company in connection with the Cincinnati Acquisition served approximately 3,100 subscribers as of the date of acquisition.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

  1997 Activity

     On March 18, 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless Cable, Inc. ("BellSouth Wireless") which provides for the sale of all the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southern Assets") to BellSouth Wireless. The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach, Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Bradenton, Naples, Sebring and Miami, Florida. The purchase price for all of the Southeastern Assets will range from $67.9 million to $103.2 million, depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless.

     On August 12, 1997, the Company completed the first closing of the BellSouth Transaction, which involved transferring to BellSouth Wireless the Company's operating systems and current channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. As of December 31, 1997, the balance of escrowed funds was $6.4 million. The use of the sale proceeds is restricted by certain restrictive covenants in the Indentures related to the Company's 2004 and 2005 notes as disclosed in Note 7. The markets sold in the first closing accounted for approximately 23,000 subscribers as of the date of sale. Total revenue, operating expenses and net loss (exclusive of the gain on sale) for the markets sold in the first closing was $5.2 million, $4.3 million and $(3.9) million, respectively, for the year ended December 31, 1997. Total revenue, operating expenses and net loss for such markets was $8.7 million, $7.9 million and $(6.0) million, respectively, for the year ended December 31, 1996 and $7.9 million, $9.0 million, and $(6.6) million for the year ended December 31, 1995. Under the terms of the BellSouth Agreement, additional closings are anticipated over the next two years.

     The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.

     On December 4, 1997, the Company entered into an agreement to acquire wireless cable channel rights and certain other subscription television assets in Bellingham, Washington for aggregate consideration of approximately $1.85 million in cash (of which $125,000 had been paid as of December 31, 1997) and the issuance of warrants to purchase 40,000 shares of unregistered Class A Common Stock of American Telecasting, Inc. at a purchase price of $2.50.

     On December 30, 1997, the Company entered into an agreement (the "Polk County Agreement") with Time Warner Entertainment -- Advance/Newhouse Partnership ("Time Warner") which provided for the sale to Time Warner of the Company's hardwire cable television system in Lakeland, Florida, for approximately $1.5 million. The closing of this transaction occurred on February 19, 1998. As of the date of closing, the Lakeland system served approximately 2,300 subscribers.

     The Company also acquired certain wireless cable channel rights in various markets for aggregate consideration of $127,000.

     Pro forma information was not presented for acquisitions during 1996 and 1997 as the impact was immaterial to the Company's operating results.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
Miscellaneous receivables...................................  $  859    $1,350
Prepaid rent and other......................................     731       532
Prepaid insurance...........................................     422       393
Prepaid programming and channel leases......................     251       134
Equipment and other short-term deposits.....................     162       247
Accrued investment income...................................      43        66
                                                              ------    ------
     Total prepaid expenses and other current assets........  $2,468    $2,722
                                                              ======    ======

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                    DECEMBER 31,
                                                 -------------------
                                                   1996       1997           LIFE
                                                 --------   --------         ----
Subscriber premises equipment..................  $ 58,773   $ 50,299   3-4 years
Deferred installation costs....................    28,631     30,220   3 years
Transmission equipment and system construction
  costs........................................    39,278     34,948   4 years
Office furniture and equipment.................     8,108      8,177   3-5 years
Vehicles.......................................     3,827      3,207   3-4 years
Land, building and leasehold improvements......     1,780      1,869   Lesser of useful
                                                 --------   --------   life or duration
                                                                       of lease
Total property and equipment...................   140,397    128,720
Accumulated depreciation and amortization......   (41,126)   (68,554)
                                                 --------   --------
Property and equipment, net....................  $ 99,271   $ 60,166
                                                 ========   ========

     During the fourth quarter of 1996, the Company prospectively revised the lives of its subscriber premise equipment to three or four years, and in the fourth quarter of 1997, it revised the lives of its transmission equipment from 10 years to a remaining life of four years. These revisions were a result of a change in the Company's strategic direction and certain industry factors. The revisions decreased net income and increased net loss per share for the years ended December 31, 1996 and 1997 by approximately $600,000 and $0.03, and $929,000 and $0.04, respectively.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              -------   -------
Accounts payable............................................  $ 6,996   $ 4,138
Accrued payroll and related taxes...........................    2,114     1,745
Accrued programming.........................................    1,673     1,929
Accrued property, sales and franchise taxes.................    1,173     1,243
Acquisition of channel rights payable.......................    1,070       614
Accrued interest and other..................................    1,996     2,945
                                                              -------   -------
  Total accounts payable and accrued expenses...............  $15,022   $12,614
                                                              =======   =======

7. LONG-TERM DEBT

  Senior Discount Notes

     On June 23, 1994, ATI issued Units (the "1994 Units Offering") consisting of Senior Discount Notes due 2004 (the "2004 Notes") which mature on June 15, 2004 and warrants to purchase Common Stock. The 1994 Units Offering resulted in net proceeds to the Company of approximately $100.1 million (including amounts attributable to the issuance of the 1994 Warrants (see Note 8) and before payment of underwriting discounts and other issuance costs aggregating approximately $4.4 million). On August 10, 1995, ATI issued Units (the "1995 Units Offering") consisting of Senior Discount Notes due 2005 (the "2005 Notes") which mature on August 15, 2005 and warrants to purchase Common Stock. The 1995 Units Offering resulted in net proceeds to the Company of approximately $94.9 million, including amounts attributable to the issuance of the 1995 Warrants (see Note 8), and after payment of underwriting discounts and other issuance costs aggregating approximately $5.1 million.

     The 2004 Notes bear interest at a rate of 14.5%, computed on a semi-annual bond equivalent basis. The aggregate principal balance at stated maturity of the 2004 Notes approximates $196.9 million. Cash interest on the 2004 Notes will be payable on June 15 and December 15 of each year at a rate of 14.5% per annum commencing December 15, 1999.

     The issue price of the 2005 Notes represents a yield to maturity of 14.5% per annum computed on a semi-annual bond equivalent basis. Cash interest on the 2005 Notes will be payable on February 15 and August 15 of each year at a rate of 14.5% per annum commencing February 15, 2001. The 2005 Notes have an aggregate principal balance at stated maturity of $201.7 million.

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

     Pursuant to certain restrictive covenants in the Indentures relating to the Company's 2004 Notes and 2005 Notes, Net Available Proceeds (as defined) from the BellSouth closing must be applied within 270 days

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES of such closing: (1) first, to prepay or repay outstanding debt of the Company or any Restricted Subsidiary (as defined) to the extent the terms of the governing documents therefore require such prepayment (2) second, to the extent of any such Net Available Proceeds remaining after application thereof pursuant to item (1) above, to the acquisition of assets used in the transmission of video, voice and data and related businesses and services of the Company or a Restricted Subsidiary and (3) third, to the extent of any such Net Available Proceeds remaining after the application thereof pursuant to items (1) and (2) above, (i) first to prepay or repay all outstanding debt of the Company or any Restricted Subsidiary that prohibits purchases of the 2004 Notes or 2005 Notes and (ii) then, to the extent of any remaining Net Available Proceeds, to make an offer to purchase outstanding 2004 Notes and 2005 Notes at a purchase price equal to 100% of the accreted value thereof to any purchase date prior to maturity.

     Pursuant to the Indentures, the Company may not incur additional debt, other than Permitted Debt (as defined), unless after giving effect to the incurrence of such debt and the receipt and application of the net proceeds thereof on a pro forma basis, the Company's consolidated debt to annualized operating cash flow (as defined) ratio would be less than 5.0 to 1.0 in the case of any such incurrence. Permitted Debt is defined as (a) the 2004 Notes and the 2005 Notes; (b) debt of up to $100.0 million in aggregate principal amount lent by a strategic equity investor (as defined), provided, that such debt (i) is subordinated in right of payment to the prior payment in full of all obligations (including principal, interest and premium, if any) of the Company under the 2004 Notes and the 2005 Notes and related Indentures, (ii) is not guaranteed by any of the Company's subsidiaries and is not secured by any lien on any property or asset of the Company or any subsidiary of the Company, and (iii) has no scheduled maturity of principal earlier than a date at least one year after the scheduled maturity of the 2004 Notes and the 2005 Notes; (c) debt of up to $35.0 million under one or more credit agreements, under other existing debt facilities, or to a seller, vendor or bank or other financial institution that has financed or refinanced the purchase or lease of property, materials or a business, not to exceed $17.5 million until the Company's number of basic subscribers exceeds 200,000; (d) any debt of the Company (other than debt described in clause (a), (b), or (c) above) in an amount outstanding not exceeding, at the time of incurrence, the product of the Company's number of basic subscribers in excess of 200,000 multiplied by (1) $375, if such debt is incurred prior to January 1, 1998, (2) $325, if such debt is incurred thereafter and prior to January 1, 1999, and (3) $275, if such debt is incurred thereafter, if the net proceeds of such debt are invested exclusively in the transmission of video, voice and data and related businesses and services conducted by the Company and its subsidiaries; and (e) replacements, renewals, refundings or extensions of any debt referred to in clauses (a) - (d) above, subject to certain restrictions. As a result of such limitations, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million (approximately $3.6 million of which had been utilized as of December 31, 1997). Although the Company has the ability under the Indentures to borrow an additional $13.9 million as of December 31, 1997, the Company, at this time, does not intend to incur any additional bank borrowings unless subsequent BellSouth closings either do not occur or are insufficient to provide funds for operations.

     The 2004 Notes and the 2005 Notes are redeemable, at the option of ATI at any time, in whole or in part, on or after June 15, 1999 and August 15, 2000, respectively, at specified redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. The redemption prices are as follows:

                            YEAR                                2004 NOTES    2005 NOTES
                            ----                                ----------    ----------
1999........................................................     107.250%            --
2000........................................................     104.833%      107.250%
2001........................................................     102.417%      104.833%
2002........................................................     100.000%      102.417%
2003 and thereafter.........................................     100.000%      100.000%

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

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

     Future debt service payments on the 2004 Notes and the 2005 Notes representing cash interest only, for the next five years are as follows (in thousands):

                       YEAR                           2004 NOTES    2005 NOTES     TOTAL
                       ----                           ----------    ----------    -------
1998..............................................     $    --       $    --      $    --
1999..............................................      14,273            --       14,273
2000..............................................      28,546            --       28,546
2001..............................................      28,546        29,247       57,793
2002..............................................      28,546        29,247       57,793

  Fresno Facility

     During 1996, the Fresno Partnership maintained a revolving credit facility (the "Fresno Facility") with a bank that provided for borrowings for the Fresno, Visalia and Merced systems. The Fresno Facility was fully assigned to ATI prior to March 31, 1997. All amounts due to the bank under the Fresno Facility were repaid by ATI in February 1997 with proceeds from the Credit Facility (as defined below). The Fresno Facility also contained various financial covenants and other restrictive covenants. As of December 31, 1997, the Fresno Partnership was not in compliance with certain of the restrictive covenants of the Fresno Facility or with the requirements relating to repayment of principal.

  Credit Facility

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

     The BARs remain outstanding as of December 31, 1997. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The change

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES in the value of the BARs is reflected as interest expense in the accompanying financial statements. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of each 2004 Note on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash. As of December 31, 1997, the Company has recorded an accrued liability of $45,000 associated with the BARs based on the market price of the 2004 Notes at that date.

     The following table summarizes the book and fair values of the Company's long-term debt facilities at December 31, 1997 (dollars in thousands). Fair values for the Company's 2004 Notes and 2005 Notes are based on quoted market prices. The carrying amount of accrued interest approximates its fair value. The fair values of the Company's notes payable are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                                                              BOOK VALUE      FAIR VALUE
                                                              ----------      ----------
2004 Notes..................................................   $156,897        $ 59,061
2005 Notes..................................................    135,137          56,476
Notes payable...............................................      2,304           1,910
                                                               --------        --------
                                                               $294,338        $117,447
                                                               ========        ========

     Future maturities of amounts outstanding under the Company's long-term debt facilities as of December 31, 1997 are summarized as follows (in thousands):

                                                 2004       2005      NOTES
          YEAR ENDING DECEMBER 31,              NOTES      NOTES     PAYABLE     TOTAL
          ------------------------             --------   --------   -------   ---------
1998.........................................  $     --   $     --   $2,304    $   2,304
1999.........................................        --         --       --           --
2000.........................................        --         --       --           --
2001.........................................        --         --       --           --
Thereafter...................................   196,869    201,700       --      398,569
Unamortized discount.........................   (39,972)   (66,563)      --     (106,535)
                                               --------   --------   ------    ---------
          Total..............................  $156,897   $135,137   $2,304    $ 294,338
                                               ========   ========   ======    =========

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

     The Company maintains a stock option plan reserving 1,525,000 shares of Class A Common Stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. The options vest over periods of up to three years and expire six to eight years from the date of issuance. On October 30, 1997, the Company repriced options for all current exempt employees at the fair market value on that date.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rates of 6.31% and 5.25%; dividend yields of 0.0% during each period; volatility factors of the expected market price of the Company's common stock of .64 and .95 and a weighted-average expected life of the option of four years.

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

     The weighted average fair value of options granted during 1996 and 1997 was $3.91 and $1.56, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and pro forma net loss per share applicable to Class A Common Stock as if the Company had used the fair value accounting provisions of SFAS No. 123 were $105.7 million and $5.84 and $54.2 million and $2.13 for the years ended December 31, 1996 and 1997, respectively.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                   1995                   1996                   1997
                           --------------------   --------------------   --------------------
                                      WEIGHTED-              WEIGHTED-              WEIGHTED-
                                       AVERAGE                AVERAGE                AVERAGE
                                      EXERCISE               EXERCISE               EXERCISE
                           OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                           --------   ---------   --------   ---------   --------   ---------
Options outstanding at
  beginning of year......   559,000    $ 6.16      696,000    $ 9.55      734,800     $5.96
Granted..................   390,000     13.02      752,000      9.12      763,800      2.26
Exercised................  (176,500)    15.47      (85,000)    15.53           --        --
Forfeited................   (76,500)    18.91     (628,200)    13.76     (675,825)     6.39
                           --------               --------               --------
Options outstanding at
  end of year............   696,000    $ 9.55      734,800    $ 5.96      822,775     $2.13
                           ========               ========               ========
Exercisable at end of
  year...................   249,250    $ 4.79      178,000    $ 2.69      392,175     $2.27
                           ========               ========               ========

     Exercise prices for options outstanding as of December 31, 1997, are as follows:

                                  OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                 ------------------------------------------------------   -------------------------------------
                                          WEIGHTED                              NUMBER
                 NUMBER OUTSTANDING       AVERAGE           WEIGHTED         EXERCISABLE           WEIGHTED
   RANGE OF      AS OF DECEMBER 31,      REMAINING          AVERAGE       AS OF DECEMBER 31,   AVERAGE EXERCISE
EXERCISE PRICES         1997          CONTRACTUAL LIFE   EXERCISE PRICE          1997               PRICE
---------------  ------------------   ----------------   --------------   ------------------   ----------------
$2.00 - $2.00         758,100               5.56             $ 2.00            327,500              $ 2.00
$2.69 - $2.69          50,000               1.33               2.69             50,000                2.69
$6.875 - $6.875        14,675               6.96              6.875             14,675               6.875
                      -------               ----             ------            -------              ------
$2.00 - $6.875        822,775               5.33             $ 2.13            392,175              $ 2.27
                      =======                                                  =======

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

  Warrants

     In conjunction with the 1995 Units Offering described in Note 7, ATI issued 201,700 warrants (the "1995 Warrants") to purchase an aggregate of 943,956 shares of ATI's Common Stock at an exercise price of $12.65 per share, subject to adjustment under certain circumstances. Warrant holders may exercise the 1995 Warrants at any time on or after August 10, 1996 and on or prior to August 10, 2000. The 1995 Warrants will terminate and become void at the close of business on August 10, 2000. Approximately $5.5 million of the proceeds from the 1995 Units Offering was allocated to the 1995 Warrants. As of December 31, 1997, no 1995 Warrants had been exercised.

     In conjunction with the 1994 Units Offering described in Note 7, ATI issued 915,000 warrants (the "1994 Warrants") to purchase an equal number of shares of ATI's Common Stock. The 1994 Warrants have an exercise price of $12.68 per share. Warrant holders may exercise the 1994 Warrants for cash at any time after June 23, 1995 and on or prior to June 23, 1999. The 1994 Warrants will terminate and become void at the close of business on June 23, 1999. As described in Note 7, the unamortized debt discount (approximately $5.1 million) for amounts ascribed to the 1994 Warrants was written-off in August 1995 upon execution of the Supplemental Indenture. The 1994 Warrants, as amended, were valued at approximately $4.6 million. During 1996, 1994 Warrants for the purchase of 100 shares had been exercised.

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

     Each share of Series B Preferred Stock was convertible, at the option of the holder, into that number of shares of Common Stock determined by dividing
(a) the sum of (i) the original issuance price for each such share of Series B Preferred Stock plus (ii) the amount of all accrued but unpaid dividends on each share of Series B Preferred Stock so converted, by (b) the Conversion Price in effect at the time of conversion. The "Conversion Price" at any given time was equal to 80% of the prevailing market price of the Class A Common Stock, provided that the Conversion Price could not exceed $12.50 or be less than $2.00. Accordingly, the Company recognized the discount on the conversion as a dividend in the amount of $6,250,000.

10. LEASES

  Channel Lease Commitments

     The Company has entered into various agreements to lease FCC channel authorizations to provide wireless cable services. Certain of these lease agreements provide buy-out options to the Company based upon the number of subscribers at the time of such buy-out. The leases typically provide for five-year minimum terms and renewals thereafter at the option of the Company. The Company's obligations under certain of the leases are subject to receipt by the lessor of all necessary FCC approvals to begin providing service. Channel lease expense during 1995, 1996 and 1997 approximated $1.9 million, $2.6 million and $2.9 million, respectively.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     As of December 31, 1997, aggregate minimum annual channel lease payments are summarized as follows (in thousands):

1998........................................................  $1,526
1999........................................................   1,355
2000........................................................   1,198
2001........................................................   1,066
2002........................................................     943
Thereafter..................................................   2,762
                                                              ------
Total.......................................................  $8,850
                                                              ======

     The Company assigned certain of its channel licenses to a group affiliated with the Company in November 1993 and entered into agreements to lease those channels for an initial term of five years, renewable at the Company's option, for an unlimited number of one-year terms thereafter. Annual lease payments required to be paid by the Company in connection with the aforementioned channel leases were nominal. The majority of such licenses were reassigned to the Company during 1996.

  Operating Leases

     The Company leases various office, warehouse and transmission tower space and certain office equipment, furniture and vehicles. Rent expense during 1995, 1996 and 1997 was approximately $2.4 million, $2.7 million, and $2.9 million, respectively. Future minimum commitments as of December 31, 1997 under these leases are as follows (in thousands):

1998........................................................  $2,470
1999........................................................   1,944
2000........................................................   1,530
2001........................................................     878
2002........................................................     708
Thereafter..................................................   1,419
                                                              ------
Total.......................................................  $8,949
                                                              ======

  Capital Leases

     The Company leases certain vehicles and office equipment under noncancelable capital leases. Equipment capitalized under such leases as of December 31, 1996 and 1997 was approximately $2.2 million and $1.3 million, respectively. Future minimum payments for capital leases as of December 31, 1997 are approximately $996,000, $290,000, $64,000, $29,000 and $2,000 for the years ending December 31, 1998 through 2002, respectively, including interest of approximately $101,000.

11. COMMITMENTS AND CONTINGENCIES

  Seattle Agreement

     Pursuant to a consulting and shareholder agreement, the Company issued 10% of the Common Stock of American Telecasting of Seattle, Inc., to a third party, and is required to issue up to an additional 5% in the event that a certain subscriber level is achieved in the Seattle system once it becomes operational.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

  Programming Agreements

     The Company has entered into a series of noncancelable agreements to purchase entertainment programming for rebroadcast which expire through 2005. The agreements generally require monthly payments based upon the number of subscribers to the Company's systems, subject to certain minimums. Such expenses totaled approximately $14.4 million, $19.3 million and $19.3 million in 1995, 1996 and 1997, respectively.

  Vendor Commitments

     During 1997, the Company entered into an agreement with a vendor for the purchase of cable modems used in its Internet business. The agreement expires in the year 2000 and requires the Company to purchase a minimum number of units at agreed upon prices. The aggregate minimum amount of the purchase commitment is approximately $2.3 million over the term of the agreement.

     During 1997, the Company also entered into an agreement for the purchase of certain equipment, including cable modems, for use in its planned multi-media demonstration trials. If the trials achieve a specified performance criteria, the company is required to purchase a minimum amount of equipment at prices to be negotiated in the future.

  Litigation

     In February 1994, a complaint was filed by Fresno Telsat, Inc. ("Fresno Telsat") in the Superior Court of the State of California for the County of Monterey against a director and officer of the Company, the Company, and other named and unnamed defendants. The Complaint alleges damages against the Company of approximately $220 million and that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to Fresno Telsat. The trial began on February 2, 1998. On March 12, 1998, the jury returned a verdict. The verdict essentially concluded that the defendants Hostetler and Holmes engaged in no wrongful conduct as alleged by the plaintiff. Because the plaintiff's claims against the Company must be resolved by the Court, rather than the jury, that verdict does not yet constitute a conclusive determination in favor of the Company. The Court intends imminently to convene a conference to address all remaining issues and enter judgment. Although the plaintiff has a right to appeal after judgment is entered, management believes, on the advice of counsel, that the jury verdict and the anticipated determination and judgment by the Court in favor of all three defendants will survive appeal. Although the ultimate outcome of this matter cannot be predicted, management believes, based on its review of this claim and discussion with legal counsel, that the resolution of this matter will not have a material impact on the Company's business, financial position or future results of operations.

     On January 12, 1996, Videotron (Bay Area ) Inc. ("Videotron") filed a complaint against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Complaint alleged the Company had caused certain entities from which ATI leases channels and airtime for its Bradenton and Lakeland, Florida wireless cable markets to actively oppose Videotron's FCC applications to increase broadcast power in Videotron's Tampa, Florida wireless cable system in violation of a Non-Interference Agreement between Videotron and the Company. A settlement agreement was executed by all parties on December 22, 1997. Part of the agreement required the parties to stipulate to a dismissal with prejudice. A dismissal with prejudice was ordered by the court on January 11, 1998.

     On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against the Fresno Partnership, the Company and others entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telsat Inc., an Indiana corporation, et al., in the Superior Court of the State of California, Fresno County, Case No. 602965-6. The complaint alleges that a channel lease agreement between the Fresno Partnership and the Fresno County school system has expired. The Plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES interest in the channel capacity which is the subject of the lease. The Company believes that both it and the Fresno Partnership possess valid defenses to the action. Management does not believe the lawsuit will have a material impact on the business, financial condition, or results of operations of the Company.

     The Company is occasionally a party to other legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

12. INCOME TAXES

     As of December 31, 1997, the Company's estimated net operating loss carry-forwards ("NOLs") for Federal income tax purposes were approximately $137.5 million. The NOLs expire in years 2008 through 2011. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. SFAS No. 109 requires that the tax benefit of NOLs for financial reporting purposes be recorded as an asset. A valuation allowance is established, if based on the weight of available evidence it is more likely than not, that a portion of the deferred tax asset will not be realized.

     The carry-forwards and temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1996 and 1997, are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Deferred tax assets:
  Net operating loss carry-forwards.........................  $ 59,494    $ 52,249
  Interest expense not currently deductible.................    22,278      37,339
  Other.....................................................       664       1,855
                                                              --------    --------
Total gross deferred tax assets.............................    82,436      91,443
                                                              --------    --------
Deferred tax liabilities:
  Basis differences attributable to purchase accounting.....   (20,897)    (20,466)
  Property and equipment, principally due to differences in
     depreciation and capitalized installation costs........    (9,654)     (1,802)
                                                              --------    --------
Total deferred tax liabilities..............................   (30,551)    (22,268)
                                                              --------    --------
Valuation reserve...........................................   (54,719)    (70,450)
                                                              --------    --------
Net deferred tax liability..................................  $ (2,834)   $ (1,275)
                                                              ========    ========

     The income tax benefit for the years ended December 31, 1996 and 1997 is comprised of the following (in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
Currently Payable:
  Federal...................................................  $   --    $ (375)
  State.....................................................      --        --
Deferred:
  Federal...................................................   2,769     1,269
  State.....................................................     528       290
                                                              ------    ------
                                                              $3,297    $1,184
                                                              ======    ======

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit for the years ended December 31, 1995 and 1996 is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Tax at U.S. statutory rates.................................   35%     35%
State income taxes, net of federal tax benefit..............    4       5
Losses not benefited for financial reporting purposes.......  (27)    (28)
Other, net..................................................   (9)    (10)
                                                              ---     ---
                                                                3%      2%
                                                              ===     ===

13. BENEFIT PLANS

     The Company sponsors a defined contribution profit sharing plan, the "American Telecasting, Inc. 401(K) Retirement Plan" (the "Plan"). Substantially all of the Company's employees are eligible to participate in the Plan, which commenced existence on September 1, 1994. Company contributions to the Plan are based on a percentage of employee's contributions, subject to certain maximum limits. Employer contributions and administrative costs paid by the Company relating to the Plan for the years ended December 31, 1995, 1996 and 1997 approximated $249,000, $122,000 and $193,000, respectively.

     The Company also sponsors an employee stock ownership plan, the "American Telecasting, Inc. Associate Stock Purchase Plan" (the "Stock Purchase Plan"). Generally, all full-time employees who have been employed by the Company for at least one year are eligible to participate in the Stock Purchase Plan. The purchase price of each share of the Company's Class A Common Stock purchased by Stock Purchase Plan participants is 90% of the closing price of the Class A Common Stock at the end of each calendar quarter. The shares are purchased in the open market and the Company pays ten percent of the purchase price and all administrative costs. An aggregate of 250,000 shares of the Company's Class A Common Stock may be sold pursuant to the Stock Purchase Plan. As of December 31, 1997, 26,507 shares have been sold pursuant to the Stock Purchase Plan. Employer contributions and administrative costs paid by the Company related to the Stock Purchase Plan aggregated $16,000, $22,000 and $11,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

14. RELATED PARTY TRANSACTIONS

     As of December 31, 1996, the Company had loans in the form of demand promissory notes to current and former officers, employees and others totaling $322,000. Such notes generally bore interest at rates ranging from the prime rate plus 1.0% to the prime rate plus 1.25% and are due on demand. As of December 31, 1997, the remaining balance due from the former officers and employees is $351,000.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following summarizes the Company's unaudited quarterly results of operations for 1997 and 1996 (dollars in thousands, except per share amounts):

                                                      THREE MONTHS ENDED
                                      ---------------------------------------------------
                                      MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                      --------    --------    ------------    -----------
Year Ended December 31, 1997:
  Total Revenues....................  $ 16,020    $ 15,639      $ 14,306       $ 13,066
  Loss from operations..............   (12,579)    (12,478)      (11,245)       (11,760)
  Gain on disposition of wireless
     cable systems and assets(A)....        --          --        35,944             --
  Net loss..........................   (22,583)    (22,813)       11,946        (19,021)
  Net loss applicable to Class A
     Common Stock...................   (22,583)    (22,813)       11,946        (19,021)
  Net loss per share applicable to
     Class A Common Stock...........      (.92)       (.89)          .46           (.74)
Year Ended December 31, 1996:
  Total Revenues....................    15,423      15,422        15,456         15,731
  Loss from operations..............   (10,419)    (10,111)      (11,360)       (34,299)
  Impairment of wireless cable
     assets(B)......................        --          --            --         21,271
  Net loss..........................   (18,749)    (18,396)      (20,212)       (41,023)
  Net loss applicable to Class A
     Common Stock(C)................   (18,749)    (18,396)      (20,212)       (47,273)
  Net loss per share applicable to
     Class A Common Stock...........  $  (1.13)   $  (1.06)     $  (1.09)      $  (2.38)

---------------

(A) During the third quarter of 1997, the company completed the first closing of the sale of certain of its assets to BellSouth Wireless as part of the BellSouth Transaction. The related gain recorded by the Company from the first closing totaled approximately $35.9 million.

(B) During the fourth quarter of 1996, the Company recognized an impairment loss on its wireless cable assets of approximately $21.3 million.

(C) During the fourth quarter of 1996, the Company recognized a preferred dividend of approximately $6.3 million relating to its Series B Convertible Preferred Stock.

     The total of net loss per share for the 1997 and 1996 quarters does not equal net loss per share for the respective years as per share amounts for each quarter and for the year are computed based on their respective discrete periods.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

16. VALUATION AND QUALIFYING ACCOUNTS (DOLLARS IN THOUSANDS)

                                                        ADDITIONS
                                          BALANCE AT    CHARGED TO                    BALANCE AT
                                         BEGINNING OF   COSTS AND                       END OF
                                            PERIOD       EXPENSES     DEDUCTIONS(1)     PERIOD
                                         ------------   ----------    -------------   ----------
For the Year ended December 31, 1995
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts........................      $544         $2,714(2)      $2,342          $916
                                             ====         ======         ======          ====
For the Year ended December 31, 1996
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts........................      $916         $2,322         $2,551          $687
                                             ====         ======         ======          ====
For the Year ended December 31, 1997
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts........................      $687         $1,344         $1,787          $244
                                             ====         ======         ======          ====

---------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Includes additions of $287 attributable to purchase accounting.

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

                                            AMERICAN TELECASTING, INC.

                                            By:   /s/ ROBERT D. HOSTETLER
                                              ----------------------------------
                                                     Robert D. Hostetler
                                                  President, Chief Executive
                                                     Officer and Director

Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998:

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

             By: /s/ FRED C. PATTIN, JR.               Controller (Principal Accounting Officer)
  -------------------------------------------------
                 Fred C. Pattin, Jr.

             By: /s/ MITCHELL R. HAUSER                Director
  -------------------------------------------------
                 Mitchell R. Hauser

             By: /s/ JAMES S. QUARFORTH                Director
  -------------------------------------------------
                 James S. Quarforth

               By: /s/ CARL A. ROSBERG                 Director
  -------------------------------------------------
                   Carl A. Rosberg

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Certificate of Designation for Series B Convertible
                            Preferred Stock of American Telecasting, Inc. dated
                            August 6, 1996 (incorporated by reference to Exhibit 4.1
                            to the Company's Form 8-K filed on August 7, 1996).
          3.2            -- Amendment to Restated Certificate of Incorporation of
                            American Telecasting, Inc. dated April 24, 1996
                            (incorporated by reference to Exhibit 3.1(i) to the
                            Company's Quarterly Report on 10-Q for the period ended
                            June 30, 1996).
          3.3            -- Restated Certificate of Incorporation of American
                            Telecasting, Inc., dated April 27, 1995 (incorporated by
                            reference to Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the period ended March 31, 1995).
          3.4            -- Amended and Restated By-Laws of American Telecasting,
                            Inc. (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended March 31, 1995).
          4.1            -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 2 to the Company's Registration
                            Statement on Form 8-A filed on December 6, 1993).
          4.2            -- Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration
                            Statement on Form S-3 filed on April 26, 1996).
          4.3            -- Specimen Class B Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1996).
          4.4            -- Specimen Series B Convertible Preferred Stock Certificate
                            (incorporated by reference to Exhibit 4.4 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997).
          4.5            -- Supplemental Indenture dated as of August 10, 1995
                            between American Telecasting, Inc. and First Trust
                            National Association, Trustee, supplementing and amending
                            the Indenture dated as of June 23, 1994 (incorporated by
                            reference to Exhibit 4.1 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995).
          4.6            -- Indenture dated as of June 23, 1994 between American
                            Telecasting, Inc. and First Trust National Association,
                            Trustee (incorporated by reference to Exhibit 4.2 to the
                            Company's Annual Report on Form 10-K for the period ended
                            December 31, 1994).
          4.7            -- Form of Senior Discount Note due 2004 (included within
                            Exhibits 4.5 and 4.6).
          4.8            -- Supplemental Warrant Agreement dated as of August 10,
                            1995 between American Telecasting, Inc. and First Union
                            National Bank of North Carolina, as warrant agent
                            (incorporated by reference to Exhibit 4.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended June 30, 1995).
          4.9            -- Warrant Agreement dated as of June 23, 1994 between
                            American Telecasting, Inc. and First Union National Bank
                            of North Carolina, as warrant agent (incorporated by
                            reference to Exhibit 4.4 to the Company's Annual Report
                            on Form 10-K for the period ended December 31, 1994).
          4.10           -- Form of Warrant (included within Exhibits 4.8 and 4.9).
          4.11           -- Collateral and Disbursement Agreement dated as of June
                            23, 1994 between First Trust National Association and
                            American Telecasting, Inc. (incorporated by reference to
                            Exhibit 4.3 to the Company's Annual Report on Form 10-K
                            for the period ended December 31, 1994).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          4.12           -- Indenture dated as of August 10, 1995 between American
                            Telecasting, Inc., as Issuer, and First Trust National
                            Association, as Trustee (incorporated by reference to
                            Exhibit 4.3 to the Company's Quarterly Report on Form
                            10-Q for the period ended June 30, 1995).
          4.13           -- Form of Senior Discount Note due 2005 (included within
                            Exhibit 4.12).
          4.14           -- Warrant Agreement dated as of August 10, 1995 between
                            American Telecasting, Inc. and First Union National Bank
                            of North Carolina, as warrant agent (incorporated by
                            reference to Exhibit 4.5 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995).
          4.15           -- Form of Warrant (included within Exhibit 4.14).
          4.16           -- Registration Rights Agreement dated as of August 10, 1995 by and among American Telecasting, Inc. and Dillon Read &
                            Co., Inc. and CS First Boston Corporation (incorporated
                            by reference to Exhibit 4.7 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995).
         10.1            -- Stock Purchase and Sale Agreement dated as of June 7,
                            1995 by and between Bruce Merrill and Virginia Merrill
                            and their successors in trust, as trustees of the Merrill
                            Revocable Trust dated August 20, 1982 and American
                            Telecasting, Inc. (incorporated by reference to Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1995).
         10.2            -- Binding Letter Agreement dated as of July 6, 1995 by and between Red Rock Communications, Inc. and American
                            Telecasting, Inc. (incorporated by reference to Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1995).
         10.3            -- Management Agreement dated as of February 3, 1996 between
                            Fresno MMDS Associates and American Telecasting
                            Development, Inc. (incorporated by reference to Exhibit
                            10.12 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1995).
         10.4            -- Standard Commercial Lease Agreement, dated as of
                            September 18, 1995, between Tech Center VI Associates,
                            L.P., as Lessor, and American Telecasting, Inc., as
                            Lessee (incorporated by reference to Exhibit 10.13 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995).
         10.5            -- Employment Agreement effective as of July 1, 1997 between
                            American Telecasting, Inc. and Robert D. Hostetler
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997).*
         10.6            -- Employment Agreement dated August 10, 1995 between
                            American Telecasting, Inc. and David K. Sentman
                            (incorporated by reference to Exhibit 10 to the Company's
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1995).*
         10.7            -- First Amendment to Amended and Restated Revolving Credit
                            Agreement dated as of June 30, 1996 among Fresno MMDS
                            Associates, First Union National Bank of North Carolina,
                            Fresno Telsat, Inc. and Fresno Wireless Cable Television,
                            Inc.; related Subordination Agreement dated as of June
                            30, 1996 by American Telecasting, Inc. and Fresno MMDS
                            Associates in favor of First Union National Bank of North
                            Carolina; related Assignment Acceptance and Intercreditor
                            Agreement dated as of July 18, 1996 among First Union
                            National Bank of North Carolina as agent and Fresno MMDS
                            Associates (incorporated by reference to Exhibit 10.4 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1996).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.8            -- Side agreement between Fresno Telsat, Inc. and American
                            Telecasting, Inc. dated July 18, 1996 (incorporated by
                            reference to Exhibit 10.5 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1996).
         10.9            -- Amended and Restated Revolving Credit Agreement between
                            Fresno MMDS Associates, First Union National Bank of
                            North Carolina, Fresno Telsat, Inc. and Fresno Wireless
                            Cable Television, Inc. dated as of September 30, 1994;
                            related Amended and Restated Revolving Credit Note by
                            Fresno MMDS Associates in favor of First Union National
                            Bank of North Carolina; related Pledge and Security
                            Agreement dated as of September 30, 1994 between Fresno
                            MMDS Associates and First Union National Bank of North
                            Carolina; related Collateral Assignment and Security
                            Agreement dated as of September 30, 1994 by and between
                            FMA Licensee Subsidiary, Inc. and First Union National
                            Bank of North Carolina (incorporated by reference to
                            Exhibit 10.21 to the Company's Form S-4 Registration
                            Statement filed on September 22, 1995).
         10.10           -- Credit Agreement dated as of February 26, 1997, among
                            American Telecasting, Inc. and Banque Indosuez, New York
                            Branch, as Agent, and the lending institutions listed
                            therein (the "Banks"); related Option Agreement dated as
                            of February 26, 1997 among American Telecasting, Inc. and
                            Indosuez CM II, Inc.; related Bond Appreciation Rights
                            Certificate dated February 26, 1997; related Securities
                            Pledge Agreement dated as of February 26, 1997 in favor
                            of Banque Indosuez, New York Branch, as pledgee, assignee
                            and secured party, in its capacity as collateral agent
                            for the Banks; related Securities Pledge Agreement dated
                            as of February 26, 1997 made by American Telecasting of
                            Green Bay, Inc. in favor of Banque Indosuez, New York
                            Branch, as pledgee, assignee and secured party, in its
                            capacity as collateral agent for the Banks; related
                            General Security Agreement dated as of February 26, 1997
                            made by certain subsidiaries of American Telecasting,
                            Inc. in favor of Banque Indosuez, New York Branch, as
                            pledgee, assignee and secured party, in its capacity as
                            collateral agent for the Banks; related Registration
                            Rights Agreement dated as of February 26, 1997 among
                            American Telecasting, Inc. and the holders of the
                            warrants to purchase an aggregate of 141,667 shares of
                            the Class A Common Stock of American Telecasting, Inc.;
                            related Securities Pledge Agreement dated as of February
                            26, 1997 made by American Telecasting, Inc. in favor of
                            Banque Indosuez, New York Branch, as pledgee, assignee
                            and secured party, in its capacity as collateral agent
                            for the Banks (incorporated by reference to Exhibit 10.10
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1996).
         10.11           -- Form of Underwriting Agreement dated as of May 21, 1996 among Alex. Brown & Sons Incorporated, Dillon, Read & Co.
                            Inc., and American Telecasting, Inc. (incorporated by
                            reference to Exhibit 1.1 to the Company's Registration
                            Statement on Form S-3 filed on April 10, 1996).
         10.12           -- Stock Purchase Agreement dated as of August 6, 1996 by
                            and among American Telecasting, Inc., Museum Assets Ltd.,
                            and Ashline, Ltd. (incorporated by reference to Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for
                            the period ended September 30, 1996).
         10.13           -- Stock Purchase Agreement dated October 25, 1996 by and
                            among American Telecasting, Inc., Wartone Property
                            Holdings, Ltd., Harleko Ltd., and Tarian Properties, Ltd.
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1996).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.14           -- Agreement for Purchase and Sale of Assets dated June 28,
                            1996 among Novner Enterprises, Inc., Alvin Novick,
                            Phyllis Novick, American Telecasting of Cincinnati, Inc.
                            and American Telecasting, Inc. (incorporated by reference
                            to Exhibit 10.1 to the Company's Quarterly Report on Form
                            10-Q for the period ended June 30, 1996).
         10.15           -- Management Agreement dated as of June 28, 1996 between
                            Novner Enterprises, Inc. and American Telecasting of
                            Cincinnati, Inc. (incorporated by reference to Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1996).
         10.16           -- Agreement for Exchange of Assets dated July 10, 1996
                            among Heartland Wireless Communications, Inc., Heartland
                            Wireless South Dakota Properties, Inc., Heartland
                            Wireless Florida Properties, Inc. and American
                            Telecasting, Inc. (incorporated by reference to Exhibit
                            10.3 to the Company's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1996).
         10.17           -- American Telecasting, Inc. 1990 Stock Option Program, As
                            Amended (Effective April 25, 1996) (incorporated by
                            reference to Exhibit 10.6 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1996).*
         10.18           -- Form of Registration Rights Agreement between American
                            Telecasting, Inc. and Stockholder (incorporated by
                            reference to Exhibit 10.40 to the Company's Form S-1
                            Registration Statement filed on October 8, 1993).
         10.19           -- Asset Purchase Agreement dated as of March 18, 1997 by
                            and among BellSouth Corporation, BellSouth Wireless
                            Cable, Inc., American Telecasting of Central Florida,
                            Inc., American Telecasting Development, Inc., American
                            Telecasting of Fort Meyers, Inc., American Telecasting of
                            Jacksonville, Inc., American Telecasting of Louisville,
                            Inc., and American Telecasting of Yuba City, Inc.
                            (incorporated by reference to Exhibit 10 to the Company's
                            Quarterly Report on Form 10Q for the period ended March
                            31, 1997).
         10.20           -- Employment Agreement as of April 28, 1997 between
                            American Telecasting, Inc. and Terry J. Holmes
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10Q for the period
                            ended June 30, 1997).*
         10.21           -- Employment Agreement as of April 28, 1997 between
                            American Telecasting, Inc. and John B. Suranyi
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10Q for the period
                            ended June 30, 1997).*
         11.1            -- Statement regarding computation of per share earnings.
         21.1            -- Subsidiaries of American Telecasting, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1996).
         23.1            -- Consent of Independent Public Accountants.
         27.1            -- Financial Data Schedule.

---------------

* Indicates management agreement or compensatory plan or arrangement.