Form 10-Q
period 1998-03-31
AMERICAN TELECASTING INC/DE/
filed 1998-05-15
CIK 913271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1998
                              ----------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   ------------------------

Commission File Number :

                                     0-23008
--------------------------------------------------------------------------------


                           AMERICAN TELECASTING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                      54-1486988
--------------------------------------------           ------------------------
      (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

5575 Tech Center Drive, Colorado Springs, CO                    80919
--------------------------------------------           -------------------------
  (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:        (719) 260 - 5533
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   -------    ---------
As of May 13, 1998, 25,743,607 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           AMERICAN TELECASTING, INC.

                                      INDEX




                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION.

Item 1.       Financial Statements

               Condensed Consolidated Balance Sheets -
                 December 31, 1997 and March 31, 1998.............................................................3

               Condensed Consolidated Statements of Operations -
                 Three Months Ended March 31, 1997 and 1998.......................................................4

               Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1997 and 1998.......................................................5

               Notes to Condensed Consolidated Financial Statements...............................................6

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................................................12


PART II.  OTHER INFORMATION.

Item 1.         Legal Proceedings................................................................................20

Items 2-4       Not applicable


Item 5.         Other Information ...............................................................................21

Item 6.         Exhibits and Reports on Form 8-K ................................................................22


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)




                                                                                December 31,         March 31,
                                                                                    1997               1998
                                                                                -------------      -------------
                                                                                                    (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents ..............................................     $       9,125      $       5,957
   Trade accounts receivable, net .........................................             1,091              1,021
    Notes receivable ......................................................               351                360
   Prepaid expenses and other current assets ..............................             2,722              5,649
                                                                                -------------      -------------
              Total current assets ........................................            13,289             12,987
Property and equipment, net ...............................................            60,166             56,592
Deferred license and leased license acquisition costs, net ................           131,017            132,383
Cash available for asset purchases and debt repayment .....................            31,658             26,600
Restricted escrowed funds .................................................             6,395              6,395
Goodwill, net .............................................................            14,296             14,080
Deferred financing costs, net .............................................             4,294              4,193
Other assets, net .........................................................               483                462
                                                                                -------------      -------------
         Total assets .....................................................     $     261,598      $     253,692
                                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses ...................................     $      12,614      $      12,940
  Current portion of long-term obligations ................................             3,284              2,735
  Customer deposits .......................................................               363                291
                                                                                -------------      -------------
Total current liabilities .................................................            16,261             15,966
Deferred income taxes .....................................................             1,275              1,275
2004 Notes ................................................................           156,897            162,736
2005 Notes ................................................................           135,137            140,153
Other long-term obligations, net of current portion .......................             1,252              1,056
                                                                                -------------      -------------
         Total liabilities ................................................           310,822            321,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Class A Common Stock, $.01 par value; 45,000,000 shares authorized;
 25,743,607 shares issued and outstanding .................................               257                257
Class B Common Stock, $.01 par value; 10,000,000 shares authorized;
   no shares issued and outstanding .......................................                --                 --
Additional paid-in capital ................................................           189,413            189,413
Common Stock warrants outstanding .........................................            10,129             10,129
Accumulated deficit .......................................................          (249,023)          (267,293)
                                                                                -------------      -------------
         Total stockholders' deficit ......................................           (49,224)           (67,494)
                                                                                -------------      -------------
         Total liabilities and stockholders' deficit ......................     $     261,598      $     253,692
                                                                                =============      =============





     See accompanying Notes to Condensed Consolidated Financial Statements.

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)





                                                                  Three Months Ended
                                                                       March 31,
                                                             ------------------------------
                                                                  1997            1998
                                                             ------------------------------
Revenues:
  Service and other ....................................     $     15,760      $     12,500
  Installation .........................................              260               213
                                                             ------------      ------------
Total Revenues .........................................           16,020            12,713
Costs and Expenses:
  Operating ............................................            9,826             7,762
  Marketing ............................................              864               701
  General and administrative ...........................            5,076             5,672
  Depreciation and amortization ........................           12,833             9,644
                                                             ------------      ------------
Total costs and expenses ...............................           28,599            23,779
                                                             ------------      ------------
Loss from operations ...................................          (12,579)          (11,066)
Interest expense .......................................          (10,331)          (10,975)
Interest income ........................................              184               471
Gain on disposition of wireless cable systems and assets               --             3,219
Other income, net ......................................              143                81
                                                             ------------      ------------
Loss before income tax benefit .........................          (22,583)          (18,270)
Income tax benefits ....................................               --                --
                                                             ------------      ------------
Net loss ...............................................     $    (22,583)     $    (18,270)
                                                             ============      ============

Basic and diluted net loss per share ...................     $       (.92)     $       (.71)
                                                             ============      ============

Weighted average number of shares outstanding ..........       24,586,313        25,743,607
                                                             ============      ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)





                                                                            Three Months Ended
                                                                                March 31,
                                                                        ------------------------
                                                                           1997          1998
                                                                        ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................     $ (22,583)     $ (18,270)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization .................................        12,833          9,644
    Amortization of debt discount and deferred financing costs ....         9,667         10,956
    Bond appreciation rights ......................................           301            (45)
    Minority interest income ......................................          (127)          (138)
    Gain on disposition of wireless cable systems and assets ......            --         (3,219)
    Other .........................................................           142             62
    Changes in operating assets and liabilities ...................        (1,509)        (2,620)
                                                                        ---------      ---------
       Net cash used in operating activities ......................        (1,276)        (3,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .............................        (2,318)        (4,866)
  Additions to deferred license and leased license
    acquisition costs .............................................          (561)        (1,871)
  Proceeds from disposition of wireless cable systems and assets ..       554,377
  Decrease in cash available for asset purchases and debt
    repayment .....................................................            --          5,058
  Net cash used in acquisitions ...................................        (1,293)        (1,672)
                                                                        ---------      ---------
      Net cash (used in) provided by investing activities .........        (4,117)         1,026

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities ..............................         6,155             --
  Principal payments on revolving credit facilities ...............        (2,950)            --
  Increase in deferred financing costs ............................        (1,285)            --
  Contributions by minority interest holder .......................           462             --
  Principal payments on notes payable .............................        (1,068)          (123)
  Principal payments on capital lease obligations .................          (272)          (441)
                                                                        ---------      ---------

     Net cash provided by (used in) financing activities ..........         1,042           (564)
                                                                        ---------      ---------
  Net decrease in cash and cash equivalents .......................        (4,351)        (3,168)
  Cash and cash equivalents, beginning of period ..................        18,476          9,125
                                                                        ---------      ---------
  Cash and cash equivalents, end of period ........................     $  14,125      $   5,957
                                                                        =========      =========







See accompanying Notes to Condensed Consolidated Financial Statements

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BUSINESS DESCRIPTION

         History and Organization

                  American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service. ATI and its subsidiaries are collectively referred to herein as the "Company." As of March 31, 1998, the Company owned and operated 33 wireless cable systems located throughout the United States (the "Developed Markets"). The Company also has significant wireless cable (microwave) frequency interests in 19 other U.S. markets (the "Undeveloped Markets").

         Risks and Other Important Factors

                  As more fully described in Note 2, on May 13, 1998, the Company paid approximately $17.5 million to purchase approximately $30.2 million aggregate principal amount at maturity of the Company's Senior Discount Notes due 2004 (the "2004 Notes") and approximately $43.5 million aggregate principal amount at maturity of the Company's Senior Discount Notes due 2005 (the "2005 Notes"). Expenses related to the debt repayment are estimated by the Company to be approximately $550,000. In connection with such purchase , the Company will recognize a gain of approximately $37.0 million which will be reflected as an extraordinary item in its second quarter 1998 results.

                  Interest payments on the 2004 Notes and the 2005 Notes will commence on December 15, 1999 and February 15, 2001, respectively. Interest payments in 1999, 2000, and 2001 are expected to be approximately $12.1 million, $24.2 million and $47.1 million, respectively. The Company's ability to make these payments will depend upon its ability to attract sufficient additional capital through relationships or transactions with strategic partners or otherwise, or to develop product lines that would fund such cash interest payments. There can be no assurance that the Company will be able to generate the cash to fund such interest payments. Without new investments in the Company, it is unlikely the Company's resources will be sufficient to meet its obligations through 1999.

                  Since inception, the Company has focused principally on developing analog wireless cable systems to provide multiple channel television programming similar to that offered by franchise cable companies. The Company's strategy is, in part, to maximize operating cash flow from its analog video operations, while continuing to explore the development of digital wireless services, such as high-speed Internet access, two-way multimedia services (i.e. Internet and telephony) and digital video. In certain markets, the Company has intentionally curtailed growth in its analog video business by not investing the capital resources necessary to replace all those subscribers who chose to stop receiving the Company's service ("Subscriber Churn"). The Company's analog video strategy is based upon several factors, including the limited capital resources available to maintain the Company's business at current levels and management's belief that the most attractive returns on investment are likely to be based on digital technologies. The Company's high-speed Internet access strategy is to initially launch commercial operations in a small number of markets in order to evaluate the long-term viability and financial returns of the business. During 1997, the Company launched an asymmetrical high-speed Internet access service in its Colorado Springs, Colorado market branded as "WantWEB." In the first quarter of 1998, the Company launched asymmetrical high-speed Internet services in Denver, Colorado, and Portland, Oregon. The Company currently plans to deploy a similar service in Seattle, Washington later in 1998 if sufficient capital resources are available.

                  While the Company has begun planning and testing the digital wireless services described above, it has introduced high-speed Internet access service only on a limited basis and has not commercially introduced two-way multi-media or digital video services. The Company's ability to introduce these services on a broad commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company and increased competition for the renewal of channel lease agreements), the availability of appropriate transmission and reception equipment on satisfactory terms, the expertise of the Company's management, and the Company's ability to obtain the necessary regulatory changes and approvals in a timely fashion. There is also uncertainty regarding the degree of subscriber demand for these services, especially at pricing levels at which the Company can achieve an attractive return on investment. Moreover, the Company expects that the market for any such services will be extremely competitive.

                  During 1998, the Company intends to continue to operate its Developed Markets principally as an analog wireless cable business, to commercially launch high-speed Internet access services in three markets (including Denver and Portland, which were launched in the first quarter of 1998), and to initiate two multi-media technical demonstrations. Because of its current financial condition and its increasing emphasis on the development of digital services, the Company does not plan to make the capital expenditures necessary to add enough new subscribers to replace all of its analog video subscriber churn. Moreover, at this time, the Company does not generally intend to further develop any of its Undeveloped Markets using analog video technology. The Company's business strategy regarding analog video subscribers is expected to result in a decline in subscribers, revenue and operating cash flow. This negative trend is expected to continue for the foreseeable future until the Company is able to successfully introduce and market alternative digital services. Unless and until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or external sources of funding, or to sell assets, to satisfy its working capital and capital expenditure needs. Under current capital market conditions, the Company does not expect to be able to raise significant capital by issuing equity securities. If the Company's capital resources are not sufficient to finance its operations, either in 1998 or thereafter, the Company will be required, at a minimum, to curtail its operations and development plans, which curtailment could involve, among other things, a complete cessation of new subscriber additions in analog video and high-speed Internet access.

         Multi-Media Services

                  During 1998, the Company intends to conduct technical demonstration trials in Eugene, Oregon and Seattle, Washington, using its wireless spectrum to deliver two-way multi-media (i.e. Internet and telephony) services. The trials will utilize a transceiver and network interface unit ("gateway") located at the subscriber's premises. The transceiver will receive and send information to the transmission tower. The gateway will separate the information streams into voice and data channels. The Company's plan in conducting these trials is to demonstrate the commercial viability of the services by confirming the reliability of the technologies involved, especially for providing broadband wireless bundled services, including voice and high-speed Internet. The equipment being used by the Company is not yet available in commercial quantities.

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

         BellSouth Transaction

                  On March 18, 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless which provides for the sale of all of the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southeastern Assets") to BellSouth Wireless (the "BellSouth Transaction"). The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Bradenton, Naples, Sebring and Miami, Florida. The purchase price for all of the Southeastern Assets is expected to range from $67.9 million to $103.2 million, depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless.

                  On August 12, 1997, the Company completed the first closing of the BellSouth Transaction, which involved transferring to BellSouth Wireless the Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. As of March 31, 1998, the balance of escrow funds was approximately $6.4 million. In March 1998, the Company closed on additional channels in the Ft. Myers and Jacksonville, Florida markets for cash consideration of approximately $2.9 million which is reflected as a gain in the accompanying Condensed Consolidated Statements of Operations. Under the terms of the BellSouth Agreement, additional closings are possible through August 1999. The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.

                  In conjunction with the BellSouth Transaction, the Company agreed to sell its hardwire cable television system in Lakeland, Florida. In February 1998, this system was sold to Time Warner Entertainment - Advance Newhouse Partnership for approximately $1.5 million. A gain on the disposition of approximately $300,000 is reflected in the accompanying Condensed Consolidated Statements of Operations. As of the date of closing, the Lakeland hardwire cable television system served approximately 2,300 subscribers.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Cash and Cash Equivalents

                  The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 1998, cash equivalents principally consisted of money market funds, commercial paper, federal government/agency debt securities, and other short-term, investment-grade, interest-bearing securities. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets.

         Cash Available for Asset Purchases and Debt Repayment and Restricted Escrow Funds

                  Cash available for asset purchases and debt repayments represents the net available proceeds as of March 31, 1998, received from the BellSouth closing that occurred on August 12, 1997. These funds are restricted pursuant to the Indentures (as defined herein). Restricted escrowed funds represents amounts placed in escrow at the closing, which are approximately $6.4 million. These funds will be released when the Company and BellSouth Wireless jointly submit an instruction to the escrow agent for the release of such funds.

                  On April 9, 1998, the Company tendered an offer (the "Tender Offer") for a portion of its outstanding 2004 Notes and a portion of its outstanding 2005 Notes at a cash price of $255 per $1,000 principal amount at maturity of the 2004 Notes purchased and $225 per $1,000 principal amount at maturity of the 2005 Notes purchased (collectively the "Notes"). The maximum aggregate amount of cash available for the purchase of Notes pursuant to the offer was $17.5 million.

                  The Tender Offer expired on May 7, 1998. Approximately $95.3 million aggregate principal amount at maturity of 2004 Notes and approximately $137.3 million aggregate principal amount at maturity of 2005 Notes were tendered pursuant to the Tender Offer. Because the consideration required to purchase all Notes tendered pursuant to the Tender Offer exceeded $17.5 million, all tenders were prorated to the extent necessary to limit the aggregate Tender Offer consideration to $17.5 million. After applying proration procedures, the Company purchased, on May 13, 1998, approximately $30.2 million aggregate principal amount at maturity of 2004 Notes and approximately $43.5 million aggregate principal amount at maturity of 2005 Notes. A total of 31.7% of the Notes tendered pursuant to the Tender Offer were purchased by the Company. All tendered Notes not purchased because of proration are being returned to the tendering holder. After giving effect to the offer, approximately $166.7 million aggregate principal amount at maturity of 2004 Notes and approximately $158.2 million aggregate principal amount at maturity of 2005 Notes remain outstanding.

                  In conjunction with and as a condition of the Tender Offer, the Company also sought and received on April 28, 1998, the consent of the majority of noteholders to (i) waivers (the "Waivers") of certain asset disposition covenants in the Indentures (the "Indentures") relating to the Notes with respect to proceeds previously received from certain asset dispositions, and (ii) amendments (the "Amendments") of the Indentures regarding treatment of future proceeds from certain asset dispositions pursuant to the BellSouth Transaction. The Waivers and Amendments became operative May 7, 1998, the date on which the Notes were accepted for purchase by the Company.

                  The Waivers and Amendments relate to provisions of the Indentures (the "Asset Disposition Covenants") which require that certain Net Available Proceeds (as defined in the related Indenture) from asset sales by the Company that were not used by the Company within 270 days following receipt to acquire certain new assets or to retire certain indebtedness be used to make a pro rata offer to purchase outstanding Notes at a purchase price equal to 100% of the accreted value thereof.

                  The Waivers approved by the noteholders waived the application of the Asset Disposition Covenants in the case of any and all net proceeds previously received by the Company from dispositions completed prior to the Tender Offer, including pursuant to the BellSouth Transaction.

                  The Amendments amend the Asset Disposition Covenants in the case of any and all net available proceeds (the "Affected Proceeds") received by the Company from (i) dispositions under the BellSouth Agreement that close after May 7, 1998, which could be up to $46.2 million in proceeds depending on the total number of channel leases and licenses ultimately delivered by the Company to BellSouth, and (ii) the approximately $6.4 million in proceeds that may be received from an escrow account that was established under the BellSouth Agreement in connection with a disposition completed prior to the date of the Tender Offer.

                  Pursuant to the Amendments, no later than 30 days after the aggregate amount of Affected Proceeds first equals or is greater than $10 million, the Company is obligated to utilize 57% of the amount of such Net Available Proceeds to make an offer (the "Initial Offer") to purchase the outstanding Notes, at a purchase price in cash equal to the greater of (i) $280.50 per $1,000 principal amount at maturity in the case of the 2004 Notes and $247.50 per $1,000 principal amount at maturity in the case of the 2005 Notes or (ii) the market value of the Notes as determined on the date preceding the date of the commencement of the required offer by Donaldson, Lufkin & Jenrette Securities Corporation, the financial advisor to the Company. If the aggregate principal amount of Notes tendered by holders thereof pursuant to a required offer exceeds the amount of the 57% of the net available proceeds to be used for the purchase of the Notes, the Notes shall be selected for purchase on a pro rata basis.

                  Upon completion of the Initial Offer, the amount of Net Available Proceeds shall be reset at zero. Thereafter, when the amount of Affected Proceeds from subsequent asset dispositions to BellSouth Wireless is greater than $5 million, the Company shall be obligated to utilize 57% of the amount of such Affected Proceeds to make a subsequent required offer, subject to the same terms and conditions set forth above applicable to the Initial Offer.

                  The 43% of the Affected Proceeds not to be utilized for a required offer to purchase, as well as the amount of the 57% of Affected Proceeds to be used to purchase Notes pursuant to a required offer that is in excess of the amount required to purchase the Notes tendered by holders thereof, (the "Unencumbered Net Available Proceeds") shall not be subject to any such tender obligation and shall be freely available for use by the Company as it deems appropriate. The Amendments do not restrict the Company from using Unencumbered Net Available Proceeds for the purchase or other retirement of Notes on such terms as it determines to be appropriate.

                  In addition, any and all financial advisor, legal and other costs and fees incurred by the Company in connection with completing or facilitating any future BellSouth dispositions, escrow proceeds or any required offer shall be deemed to be reduce the amount of Affected Proceeds.

                  The Amendments do not apply to net proceeds that may be received from dispositions of assets that the Company may undertake other than pursuant to the BellSouth Agreement, and with respect to such proceeds the Asset Disposition Covenants remain in effect.

                  On a pro forma basis, had the Tender Offer been completed on March 31, 1998, the effects of the Tender Offer would have changed the amounts in the balance sheet categories of "Cash available for asset purchases and debt repayments", "Cash and cash equivalents", and "2004 Notes" and "2005 Notes" from approximately $26.6 million, $5.9 million, $162.7 million, and $140.1 million to approximately $0, $14.5 million, $132.5 million and $96.6 million, respectively. "Cash available for asset purchases and debt repayments" would no longer be present because of the Waivers.

         Net Loss Per Share

                  Basic and diluted net loss per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted loss per share amounts are identical.

         Recently Adopted Accounting Pronouncements

                  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 during the three month period ended March 31, 1998.

                  SFAS No. 130 requires "comprehensive income," to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "total comprehensive income" for the three months ended March 31, 1997 and 1998.

                  SFAS No. 131 requires an entity to disclose financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is not required for interim financial reporting purposes during 1998. The Company is in the process of assessing the additional disclosures, if any, required by SFAS No. 131. However, such adoption will not impact the Company's results of operations or financial position, since it relates only to disclosures.

3.       DEBT

                  Long-term debt at March 31, 1998 consisted of the following (in thousands):



2004 Notes ...........................................................     $162,736
2005 Notes ...........................................................      140,153
Notes payable ........................................................        2,135
Capital leases .......................................................          846
                                                                           --------
    Total ............................................................      305,870
    Less current portion .............................................        2,735
                                                                           --------
    Long-term debt ...................................................     $303,135
                                                                           ========

                  On February 26, 1997, the Company entered into a twelve-month $17.0 million credit facility (the "Credit Facility") with a bank. At closing of the Credit Facility, the Company also delivered 4,500 bond appreciation rights ("BARs") and an option to exercise 141,667 exchangeable debt warrants or 141,667 equity warrants. Concurrent with the closing of the BellSouth Transaction, the Credit Facility was repaid and the exchangeable debt warrants were redeemed. The Credit Facility has been terminated.

                  The BARs remain outstanding as of March 31, 1998. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The change in the value of the BARs is reflected as interest expense in the accompanying financial statements. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of each 2004 Note on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash. As of March 31, 1998, the Company had no accrued liability associated with the BARs as the market price of the 2004 Notes was below $290.

4.       COMMITMENTS AND CONTINGENCIES

         Litigation

                   In February 1994, a complaint was filed by Fresno Telsat, Inc. ("FTI") in the Superior Court of the State of California for the County of Monterey against a director and officer of the Company, the Company, and other named and unnamed defendants. The Complaint alleges damages against the Company of approximately $220 million and that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to FTI. A trial began on February 2, 1998. On March 12, 1998, the jury returned a verdict. The verdict essentially concluded that the defendants Hostetler and Holmes engaged in no wrongful conduct as alleged by the plaintiff. Because the plaintiff's claims against the Company must be resolved by the Court, rather than the jury, that verdict does not yet constitute a conclusive determination in favor of the Company. The Court intends imminently to convene a conference to address all remaining issues and enter judgment. Although the plaintiff has a right to appeal after judgment is entered, management believes, on the advice of legal counsel, that the jury verdict and the anticipated determination and judgment by the Court in favor of all three defendants will survive appeal. Although the ultimate outcome of this matter cannot be predicted, management believes, based on its review of this claim and discussion with legal counsel, that the resolution of this matter will not have a material impact on the Company's business, financial position or future results of operations.

                  On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against the Fresno Partnership, the Company and others entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telsat Inc., an Indiana corporation, et al., in the Superior Court of the State of California, Fresno County. The complaint alleges that a channel lease agreement between the Fresno Partnership and the Fresno County school system has expired. The Plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The Company believes that both it and the Fresno Partnership possess valid defenses to the action. Management does not believe the lawsuit will have a material impact on the business, financial condition, or results of operations of the Company.

                  The Company is occasionally a party to other legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

         LMDS Auction

                  The Company participated in the FCC's bidding process for Local Multi-Point Distribution Service ("LMDS") wireless spectrum rights which was completed in February 1998. The Company was the highest bidder in one market, Bremerton, Washington, and will pay approximately $314,000 for certain LMDS rights in this market.

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

         INTRODUCTION

                  The Company operates its Developed Markets principally as an analog video subscription television business. The Company's strategy is, in part, to maximize operating cash flow from its analog video operations, while continuing to explore the development of digital wireless services. The Company has intentionally curtailed growth in its analog video business by not investing the capital resources to replace all Subscriber Churn. The Company's analog video strategy is based upon several factors, including the limited capital resources available to maintain the business at current levels and management's belief that the most attractive returns on investment are likely to be based on digital technologies. As the Company's analog video subscriber base decreases, its revenues and operating cash flow are expected to decrease unless and until it is able to successfully introduce other revenue-producing digital wireless services.

                  Management believes that the most promising long-term use of the Company's spectrum is to provide a variety of digital wireless services. Such services could include high-speed Internet access, two-way multi-media services (i.e. Internet and telephony) and digital video. The Company's high-speed Internet access strategy is to initially launch commercial operations in a small number of select markets in order to evaluate the actual long-term viability and financial returns of the business. In 1997, the Company commercially launched a high-speed Internet access service branded as "WantWEB" in its Colorado Springs, Colorado market. WantWEB was launched in Denver, Colorado and Portland, Oregon in February 1998. The Company plans to launch high-speed Internet access in Seattle, Washington in 1998 if sufficient capital resources are available.

                  While the Company has begun planning and testing of two-way multi-media and digital video services, it has not commercially introduced these services and does not currently have the capital resources necessary to do so. The Company's ability to introduce these services on a broad commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company and increased competition for the renewal of channel lease agreements), the availability of appropriate transmission and reception equipment on satisfactory terms, the expertise of the Company's management, and the Company's ability to obtain the necessary regulatory changes and approvals in a timely fashion. There is also uncertainty regarding the degree of subscriber demand for these services, especially at pricing levels at which the Company can achieve an attractive return on investment. Moreover, the Company expects that the market for any such services will be extremely competitive.

                  Management believes that period-to-period comparisons of the Company's financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the changes in the Company's business strategy during the periods presented, as discussed more fully above.


         LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF FUNDS

                  The Company has experienced negative cash flow from operations in each year since its inception. Although certain of the Company's more established systems currently generate positive cash flow from operations, the sale of five operating systems to BellSouth Wireless in August 1997 has resulted in a decline in operating cash flow. The Company's business strategy to decrease analog video subscribers is also expected to result in a decline in subscribers, revenue and operating cash flow. This negative trend is expected to continue for the foreseeable future unless or until the Company is able to successfully introduce and market alternative digital services. Unless and until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or external sources of funding, or to sell assets, to satisfy its working capital and capital expenditure needs.

                  The Company's principal capital expenditure requirements for 1998 are expected to relate to the installation of analog video equipment in new subscribers' premises, deployment of high-speed Internet services in the Denver, Portland and possibly Seattle markets, trials of two-way broadband data and telephony services, the purchase of transmission equipment for new channels and the acquisition of additional wireless spectrum. The Company intends to finance these expenditures from existing cash and investment balances, from additional closings under the BellSouth Agreement, if such closings occur, or from other asset sales. Without such closings or sales, the Company will be required, at a minimum, to curtail its planned capital expenditures.

                  The commercial introduction of additional digital services, such as two-way multi-media services and digital video, would require substantial capital expenditures, which the Company is not in a position to make at this time. While the Company may use a portion of the proceeds from the BellSouth Transaction to acquire assets for the development of digital services, such proceeds will not be sufficient to fully implement its digital strategy. The Company is pursuing strategic relationships or transactions with telecommunications and software companies to facilitate access to additional capital, among other things. The Company's ability to fully implement its business strategy will depend, among other things, on its ability to attract sufficient additional capital through relationships with strategic partners or otherwise. There can be no assurance that sufficient capital will be available on terms satisfactory to the Company, or at all. Except for the BellSouth Transaction, the Company has not reached any agreements or understandings with respect to such relationships or transactions and there can be no assurance that any such agreements or understandings will be reached.

                  The Company is experiencing increased programming expenses beyond the normal annual escalations because of renewals of programming contracts on less favorable terms and as a result of the Company's declining subscriber base and the growth of digital video services by competitors. These cost increases place additional pressure on the Company's ability to generate positive cash flow from operations.

                  In addition, with the growth of the high-speed Internet access business and the advent of other digital technologies, the Company is experiencing increased competition for the renewal of channel lease agreements. As a result, the Company could lose channels or incur higher costs to retain its existing channels. Furthermore, certain of the Company's channel lease agreements permit only analog technologies. Thus, the deployment of digital services may require renegotiation of these channel leases, which could also result in increased operating costs. The Company expects to allocate capital resources, to the extent available, to the acquisition of additional wireless spectrum in the remainder of 1998.

                  On March 18, 1997, the Company entered into the BellSouth Agreement which provides for the sale of all of the Company's Southeastern Assets to BellSouth Wireless. The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Bradenton, Naples, Sebring and Miami, Florida. The purchase price for all of the Southeastern Assets is expected to range from $67.9 million to $103.2 million, depending upon the number of wireless cable channel rights that are ultimately transferred to BellSouth Wireless.

                  In August 1997, the Company completed the first closing of the BellSouth Agreement, which transferred to BellSouth Wireless the Company's operating systems and current channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received from the first closing totaled approximately $54 million. In March 1998, the Company closed on additional channels in the Ft. Myers and Jacksonville, Florida markets for cash consideration of approximately $2.9 million. The BellSouth Agreement contains customary conditions to closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all of such conditions will be satisfied or that any future closings will occur related to the BellSouth Transaction.

                  In conjunction with the BellSouth Transaction, the Company agreed to sell its hardwire cable television system in Lakeland, Florida. In February 1998, this system was sold to Time Warner Entertainment - Advance Newhouse Partnership for approximately $1.5 million. As of the date of closing the Lakeland hardwire cable television system served approximately 2,300 subscribers.

                  As a result of certain waivers granted in connection with the Company's recent Tender Offer, the remaining proceeds from the BellSouth closings occurring before May 7, 1998, are unrestricted. Thus, the Company is no longer obligated to reinvest these remaining proceeds within 270 days from the date of closing. - See "Other Liquidity and Capital Resources Requirements and Limitations."

                  The Company participated in the FCC's bidding process for Local Multi-Point Distribution Service ("LMDS") wireless spectrum rights which was completed in February 1998. The Company was the highest bidder in one market, Bremerton, Washington, and will pay approximately $314,000 for certain LMDS rights in this market.

         OTHER LIQUIDITY AND CAPITAL RESOURCES REQUIREMENTS AND LIMITATIONS

                  On April 9, 1998, the Company tendered an offer (the "Tender Offer") for a portion of its outstanding 2004 Notes and a portion of its outstanding 2005 Notes at a cash price of $255 per $1,000 principal amount at maturity of the 2004 Notes purchased and $225 per $1,000 principal amount at maturity of the 2005 Notes purchased (collectively the "Notes"). The maximum aggregate amount of cash available for the purchase of Notes pursuant to the offer was $17.5 million.

                  The Tender Offer expired on May 7, 1998. Approximately $95.3 million aggregate principal amount at maturity of 2004 Notes and approximately $137.3 million aggregate principal amount at maturity of 2005 Notes were tendered pursuant to the Tender Offer. Because the consideration required to purchase all Notes tendered pursuant to the Tender Offer exceeded $17.5 million, all tenders were prorated to the extent necessary to limit the aggregate Tender Offer consideration to $17.5 million. After applying proration procedures, the Company purchased, on May 13, 1998, approximately $30.2 million aggregate principal amount at maturity of 2004 Notes and approximately $43.5 million aggregate principal amount at maturity of 2005 Notes. A total of 31.7% of the Notes tendered pursuant to the Tender Offer were purchased by the Company. All tendered Notes not purchased because of proration are being returned to the tendering holder. After giving effect to the offer, approximately $166.7 million aggregate principal amount at maturity of 2004 Notes and approximately $158.2 million aggregate principal amount at maturity of 2005 Notes remain outstanding.

                  In conjunction with and as a condition of the Tender Offer, the Company also sought and received on April 28, 1998, the consent of the majority of noteholders to (i) waivers (the "Waivers") of certain asset disposition covenants in the Indentures (the "Indentures") relating to the Notes with respect to proceeds previously received from certain asset dispositions, and (ii) amendments (the "Amendments") of the Indentures regarding treatment of future proceeds from certain asset dispositions pursuant to the BellSouth Transaction. The Waivers and Amendments became operative May 7, 1998, the date on which the Notes were accepted for purchase by the Company.

                  The Waivers and Amendments relate to provisions of the Indentures (the "Asset Disposition Covenants") which require that certain Net Available Proceeds (as defined in the related Indenture) from asset sales by the Company that were not used by the Company within 270 days following receipt to acquire certain new assets or to retire certain indebtedness be used to make a pro rata offer to purchase outstanding Notes at a purchase price equal to 100% of the accreted value thereof.

                  The Waivers approved by the noteholders waived the application of the Asset Disposition Covenants in the case of any and all net proceeds previously received by the Company from dispositions completed prior to the Tender Offer, including pursuant to the BellSouth Transaction.

                  The Amendments amend the Asset Disposition Covenants in the case of any and all net available proceeds (the "Affected Proceeds") received by the Company from (i) dispositions under the BellSouth Agreement that close after May 7, 1998, which could be up to $46.2 million in proceeds depending on the total number of channel leases and licenses ultimately delivered by the Company to BellSouth, and (ii) the approximately $6.4 million in proceeds that may be received from an escrow account that was established under the BellSouth Agreement in connection with a disposition completed prior to the date of the Tender Offer.

                  Pursuant to the Amendments, no later than 30 days after the aggregate amount of Affected Proceeds first equals or is greater than $10 million, the Company is obligated to utilize 57% of the amount of such net available proceeds to make an offer (the "Initial Offer") to purchase the outstanding Notes, at a purchase price in cash equal to the greater of (i) $280.50 per $1,000 principal amount at maturity in the case of the 2004 Notes and $247.50 per $1,000 principal amount at maturity in the case of the 2005 Notes and (ii) the market value of the Notes as determined on the date preceding the date of the commencement of the required offer by Donaldson, Lufkin & Jenrette Securities Corporation, the financial advisor to the Company. If the aggregate principal amount of Notes tendered by holders thereof pursuant to a required offer exceeds the amount of the 57% of the net available proceeds to be used for the purchase of the Notes, the Notes shall be selected for purchase on a pro rata basis.

                  Upon completion of the Initial Offer, the amount of net available proceeds shall be reset at zero. Thereafter, when the amount of Affected Proceeds from subsequent asset dispositions to BellSouth Wireless is greater than $5 million, the Company shall be obligated to utilize 57% of the amount of such Affected Proceeds to make a subsequent required offer, subject to the same terms and conditions set forth above applicable to the Initial Offer.

                  The 43% of the Affected Proceeds not to be utilized for such required offer to purchase, as well as the amount of the 57% of Affected Proceeds to be used to purchase Notes pursuant to such required offer that is in excess of the amount required to purchase the Notes tendered by holders thereof, (the "Unencumbered Net Available Proceeds") shall not be subject to any such tender obligation and shall be freely available for use by the Company as it deems appropriate. The Amendments do not restrict the Company from using Unencumbered Net Available Proceeds for the purchase or other retirement of Notes on such terms as it determines to be appropriate.

                  In addition, any and all financial advisor, legal and other costs and fees incurred by the Company in connection with completing or facilitating any future BellSouth dispositions, escrow proceeds or any required offer shall be deemed to be reduce the amount of Affected Proceeds.

                  The Amendments do not apply to net proceeds that may be received from dispositions of assets that the Company may undertake other than pursuant to the BellSouth Agreement, and with respect to such proceeds the Asset Disposition Covenants remain in effect.

                  On a pro forma basis, had the Tender Offer been completed on March 31, 1998, the effects of the Tender Offer would have changed the balances in the balance sheet categories of "Cash available for asset purchases and debt repayments", "Cash and cash equivalents", and "2004 Notes" and "2005 Notes" from approximately $26.6 million, $5.9 million, $162.7 million, and $140.1 million to approximately $0, $14.5 million, $132.5 million and $96.6 million, respectively. "Cash available for asset purchases and debt repayments" would no longer be present due to the Waivers.

                  The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the three months ended March 31, 1998 and 1997 were approximately $4.9 million and $2.3 million, respectively. Prior to the Tender Offer, the Company planned to make approximately $33 million in capital expenditures in 1998. With the completion of the Tender Offer, the Company is revising its business plan and expects to significantly curtail its original plans on capital spending for 1998. The revised capital expenditures for the remainder of 1998 are not estimable at this time. Furthermore, if the Company does not consummate any additional BellSouth closings (including the release of the restricted escrow funds) the Company may not have sufficient capital resources to operate through the remainder of 1998 without a substantial curtailment of its operations and/or sale of additional assets.

                  Interest payments on the 2004 Notes and the 2005 Notes will commence on December 15, 1999 and February 15, 2001, respectively. As a result of the Tender Offer, the revised aggregate interest payments on the 2004 Notes and the 2005 Notes are expected to be approximately $12.1 million, $24.2 million and $47.1 million in 1999, 2000, and 2001, respectively. The Company's ability to make these interest payments will depend on its ability to attract sufficient additional capital through relationships with strategic partners or otherwise, or to develop product lines that would fund such cash interest payments. Without new investments in the Company, it is unlikely the Company's resources will be sufficient to meet its obligations through 1999.

                  As a result of certain limitations contained in the Indentures relating to the 2004 Notes and the 2005 Notes, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million (approximately $3.0 million of which had been utilized as of March 31, 1998). Although the Company had the ability under the Indentures to borrow an additional $14.5 million as of March 31, 1998, the Company does not presently intend to incur any additional bank or other borrowings because of the high cost of funds for the wireless cable industry. However, if subsequent closings under the BellSouth Agreement either do not occur or are insufficient to provide funds for operations, the Company may be required to seek additional debt financing. There can be no assurance that the Company would be able to borrow additional funds on satisfactory terms or at all.

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

                  Historically, the Company has generated operating and net losses on a consolidated basis and can be expected to do so for the foreseeable future. Such losses may increase as the Company's analog subscriber base declines, unless and until the Company is able to successfully introduce other revenue-producing wireless services. As a result of the Company's history of net losses, the Company currently has a negative tangible net worth and total liabilities exceeded total assets as of March 31, 1998. During the early part of 1997, the Company was notified by Nasdaq that the Company no longer met the net tangible asset requirements for continued listing on the Nasdaq National Market. The Company submitted a proposal to Nasdaq to achieve compliance, which proposal was denied. Upon appeal by the Company, a temporary exception was granted by Nasdaq. Prior to the expiration of the temporary exception, the Company submitted a request to Nasdaq to move the listing of the Company's Class A Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market due the Company's assessment of its inability to achieve compliance with the National Market requirements within the time allowed. Effective October 17, 1997, the Class A Common Stock began trading on the Nasdaq SmallCap Market.

                  During the early part of 1998, Nasdaq informed the Company that it was not in compliance with the new net tangible asset/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market, which require all listed companies to have net tangible assets of at least $2 million, a market capitalization of at least $35 million, or net income of at least $500,000 for two of the last three years. The new maintenance criteria became effective on February 23, 1998. By letter dated February 26, 1998, Nasdaq informed the Company that the Company's Class A Common Stock was scheduled for delisting, effective as of the close of business on March 16, 1998. The Company has requested a temporary exception under Nasdaq rules by appealing the delisting. The appeal has the effect of staying the delisting until completion of the appeal process. The Company made a written submission to Nasdaq on March 27, 1998, to support its request for continued listing. To date, Nasdaq has not responded to the written submission made on March 27, 1998.

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

                  Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations, including its accounting and subscriber management (including customer invoicing) systems, that will be affected by the Year 2000 issue. Currently, the Company is in the process of converting to new, Year 2000 compliant, accounting systems. The estimated cost of this conversion is approximately $800,000. The Company is studying what actions it should take to make its subscriber management systems Year 2000 compliant. The expense associated with converting the subscriber management systems cannot presently be determined, but could be material and could further adversely impact the Company's liquidity. Any failure or delay by the Company in resolving its Year 2000 issues, or significant costs associated with resolution of such issues, could have a material adverse effect on the Company's business, financial condition and results of operations.

         RESULTS OF OPERATIONS

         Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

                  Service revenues decreased $3.3 million, or 20.7%, for the three months ended March 31, 1998 to $12.5 million, as compared to $15.8 million during the same period of 1997. This decrease resulted primarily from the loss of revenues from the markets sold to BellSouth Wireless on August 12, 1997 and from an overall decline in analog video subscribers, offset partially by subscription rate increases in certain markets. The five operating markets sold in the first closing of the BellSouth Transaction accounted for total revenue, operating expenses and EBITDA of $2.2 million, $1.8 million, and $388,000 for the three months ended March 31, 1997. The number of subscribers to the Company's wireless cable systems decreased to 133,700 at March 31, 1998, compared to 138,900 at December 31, 1997 and 173,600 at March 31, 1997 (which included approximately 23,000 subscribers in the five operating systems sold to BellSouth Wireless in August 1997). Internet access revenues were negligible in the first quarter of 1998.

                  On a "same system" basis (comparing systems that were operational for all of each of the three month periods ended March 31, 1998 and 1997), service revenues decreased approximately $1 million, or 7.7%, to $12.3 million, as compared to $13.4 million for the three-month period ended March 31, 1997. Same systems during these periods totaled 33 systems. Revenue from Internet operations are excluded from the analysis because these operations were launched in the second quarter of 1997. Revenues from the Orlando, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky were omitted from same system revenues for both periods as these systems were sold by the Company during the third quarter of 1997. Similarly, the revenues from the Company's Lakeland, Florida, hardwire cable television system were omitted from both periods because the system was sold during the first quarter of 1998. The average number of subscribers in these same systems decreased approximately 10.3% for the three months ended March 31, 1998, as compared to the same period of 1997.

                  Installation revenues for the three months ended March 31, 1998 totaled $213,000, compared to $260,000 during the same period of 1997. The decrease in installation revenues of approximately $47,000, or 18.1%, was primarily the net result of fewer subscriber installations because a portion of normal Subscriber Churn was not replaced. The number of installations completed during the three months ended March 31, 1998 decreased approximately 37.5% as compared to the same period during 1997. Installation rates vary widely by system based upon competitive conditions. The Company occasionally reduces installation charges as part of selected promotional campaigns.

                  Operating expenses, principally programming, site costs and other direct expenses, aggregated $7.8 million (or 61.0% of total revenues) during the three months ended March 31, 1998, compared to $9.8 million (or 61.3% of total revenues) during the same period of 1997. The decrease of approximately $2.1 million was primarily attributable to the operations of the five systems sold in the BellSouth Transaction. Programming expense, as a percent of revenues, has increased from 33.9% to 35.0% primarily because of rate increases. Generally, these programming rate increases occur in the first quarter, therefore, these costs, as a percentage of revenues, should continue at comparable levels for the remainder of 1998. The Company's smaller subscriber base has adversely impacted the Company's ability to negotiate favorable programming contracts, thus resulting in larger than average increases in programming costs.

                  Marketing and selling expenses totaled $701,000 (or 5.5% of total revenues) during the three months ended March 31, 1998, compared to $864,000 (or 5.4% of total revenues) during the same period of 1997. The decrease in such expenses of approximately $163,000 is attributable to the sale of systems in the BellSouth Transaction and the Company's continued strategy to replace some, but not all of its Subscriber Churn.

                  General and administrative expenses were $5.7 million (approximately 44.6% of revenue) for the three months ended March 31, 1998, compared to $5.1 million (approximately 31.6% of revenue) for the 1997 period. General and administrative expenses increased principally because of higher legal expenses, related to litigation with Fresno Telsat, Inc. (see "Legal Proceedings") and because of consulting expenses in 1998 associated with advanced technology trials being conducted by the Company in Eugene, Oregon and Seattle, Washington.

                  The Company's loss before interest, taxes, depreciation and amortization was $1.4 million for the three months ended March 31, 1998, as compared to earnings before interest, taxes, depreciation and amortization ("EBITDA") of $254,000 during the same period of 1997. The decline in EBITDA is predominantly due to decreased revenues, increased programming costs, expenses associated with multi-media technical demonstrations, additional operating costs associated with launches of WantWEB service in new markets and increased legal expenses as discussed above.

                  Depreciation and amortization expenses decreased approximately $3.2 million to $9.6 million for the quarter ended March 31, 1998 compared to $12.8 million for the first quarter of 1997. The decrease is the due to the Company having a smaller depreciable asset base as a result of its sales of assets in conjunction with the BellSouth Transaction.

                  Interest expense increased $644,000 during the quarter ended March 31, 1998 to $11.0 million, as compared to $10.3 million during the same period of 1997. The increase in interest expense primarily resulted from noncash interest charges associated with the Company's 2004 Notes and 2005 Notes.

                  The Company consummated an additional closing in conjuction with the BellSouth Transaction resulting in the majority of its $3.2 million gain on sale of wireless cable systems and assets for the period ended March 31, 1998.


                           PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, on or about February 17, 1994, Fresno Telsat, Inc. ("FTI"), the 35% general partner of Fresno

         MMDS Associates ("the Fresno Partnership") which operates the Fresno, Merced and Visalia wireless cable systems (65% owned by the Company), filed a Complaint in the Superior Court of the State of California for the County of Monterey against Robert D. Hostetler, Terry J. Holmes, the Company, and certain other named and unnamed defendants. From 1989 through June 10, 1993, Mr. Hostetler was a member of the Board of Directors and President of FTI. Mr. Hostetler and his wife currently own 28% of the outstanding capital stock of FTI. Mr. Hostetler has been employed by the Company since December 10, 1993 and became a Director of the Company in March 1994. In January 1996, Mr. Hostetler was appointed President and Chief Executive Officer of the Company. From 1991 until June 1995, Mr. Holmes was General Manager of the Fresno Partnership. He is currently Managing Director of the Fresno Partnership. Mr. Holmes has been employed by the Company since June 1995, and became Senior Vice President of the Company in September 1997. The Complaint alleged that, while Mr. Hostetler was a director and employee of FTI, he engaged in wrongful conduct, including misappropriation of corporate opportunity, fraud and unfair competition by exploiting business opportunities that were the property of FTI. The Complaint also alleged that Mr. Holmes engaged in a misappropriation of corporate opportunities belonging to FTI. The Complaint further alleged that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to FTI and that the Company and the unnamed defendants engaged in wrongful interference with fiduciary relationship by intentionally causing Mr. Hostetler to breach his fiduciary duty to FTI and causing Mr.
         Hostetler to wrongfully transfer FTI's corporate opportunities to the Company.

                  On August 28, 1996, ATI filed a Cross-Complaint (the "Cross-Complaint") against FTI and certain of its officers and directors (the "Cross-Defendants"). The Cross-Complaint alleges that the Cross-Defendants have engaged in a violation of Section 26-1-8-401 of the Indiana Code, conversion, conspiracy, and breach of trust by failing to acknowledge and record the Company's ownership of approximately 7% of FTI's capital stock purchased by ATI from a former shareholder of FTI, and continuing to represent that FTI qualifies for Subchapter S status under the Internal Revenue Code. The Cross-Complaint seeks specific performance of the transfer of shares to ATI, compensatory damages, punitive damages, an injunction against any further actions by the Cross-Defendants in breach of trust or with the effect of dissipating and diverting the property and assets of FTI, and the appointment of a receiver to handle the affairs of FTI during the pendency of the FTI proceeding.

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

                  A trial began on February 2, 1998. On March 12, 1998, the jury returned a verdict. The verdict essentially concluded that the defendants Hostetler and Holmes engaged in no wrongful conduct as alleged by the plaintiff. Because the plaintiff's claims against the Company must be resolved by the Court, rather than the jury, that verdict does not yet constitute a conclusive determination in favor of the Company. The Court intends to address all remaining issues and enter judgment. On advice of legal counsel, the Company believes that the Court will enter judgment for all three defendants, including the Company, on all of the plaintiff's claims because the jury's determination that neither Mr. Hostetler nor Mr. Holmes engaged in wrongful conduct relating to any of the disputed issues or property eliminates any basis for the Court to conclude that the Company wrongfully acquired any of those properties, as alleged by the plaintiff. Although the plaintiff has a right to appeal after judgment is entered, management believes, on the advice of counsel, that the jury verdict and the anticipated determination and judgment by the Court in favor of all three defendants will survive appeal. Although the ultimate outcome of this matter cannot be predicted, management believes, based upon its review of this claim and discussions with legal counsel, that resolution of this matter will not have a material impact on the Company's business, financial position or future results of operations. The Company's Cross-Claim against FTI, filed on August 28, 1996, remains unresolved.

                  On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against the Fresno Partnership, the Company and others entitled Peter Mehas, Fresno County Superintendent of Schools vs. Fresno Telsat Inc., an Indiana corporation, et al., in the Superior Court of the State of California, Fresno County. The complaint alleges that a channel lease agreement between the Fresno Partnership and the Fresno County school system has expired. The Plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The Company believes that both it and the Fresno Partnership possess valid defenses to the action. Management does not believe the lawsuit will have a material impact on the business, financial condition or results of operations of the Company.

                  In addition, the Company is occasionally a party to legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of these matters will not have a material adverse effect on the Company.

         ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                  4. First Supplemental Indenture Dated as of April 28, 1998 to Indenture Dated as of August 10, 1995 - Senior Discount Notes due 2005.

                  4.1 Second Supplemental Indenture Dated as of April 28, 1998 to Indenture Dated as of June 23, 1994 - Senior Discount Notes due 2004.

                  11.  Statement regarding computation of earnings per share.

                  27. Financial Data Schedule (filed only electronically with the SEC).


         (b)   Reports on Form 8-K.

                       The following report on Form 8-K was filed during the quarter ended March 31, 1998:

                  (i) Current Report on Form 8-K dated March 13, 1998 to report, under Item 5, that the Company was informed by Nasdaq that it is not in compliance with the new net tangible assets/market capitalization/net income requirements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN TELECASTING, INC.



Date:       May 15, 1998                  By:/s/    David K. Sentman
     -----------------------------           -----------------------------------
                                          David K. Sentman
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer)


Date:          May 15, 1998               By:/s/    Fred C. Pattin Jr.
     -----------------------------           -----------------------------------
                                          Fred C. Pattin Jr.
                                          Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX





Exhibit                   Description
-------                   -----------

4.       First Supplemental Indenture Dated as of April 28, 1998 to Indenture
         Dated as of August 10, 1995 - Senior Discount Notes due 2005.

4.1      Second Supplemental Indenture Dated as of April 28, 1998 to Indenture
         Dated as of June 23, 1994 - Senior Discount Notes due 2004.

11. Statement regarding computation of basic and diluted earnings per share.

27.      Financial Data Schedule (filed only electronically with the SEC).
