Form 10-Q/A
period 1998-03-31
AMERICAN TELECASTING INC/DE/
filed 1998-05-22
CIK 913271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                               Amendment Number 1



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

     The registrant hereby amends Part I, Item 1, of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 in order to correct a printer error in the line titled "Proceeds from disposition of wireless cable systems and assets" appearing in the American Telecasting, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows. The error occurred when the printers' conversion software did not accurately convert the financial numbers in a file supplied to the printers by the registrant.



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
                                                             ============      ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)






                                                                            Three Months Ended
                                                                                March 31,
                                                                        ------------------------
                                                                           1997          1998
                                                                        ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................................     $ (22,583)     $ (18,270)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization .................................        12,833          9,644
    Amortization of debt discount and deferred financing costs ....         9,667         10,956
    Bond appreciation rights ......................................           301            (45)
    Minority interest income ......................................          (127)          (138)
    Gain on disposition of wireless cable systems and assets ......            --         (3,219)
    Other .........................................................           142             62
    Changes in operating assets and liabilities ...................        (1,509)        (2,620)
                                                                        ---------      ---------
       Net cash used in operating activities ......................        (1,276)        (3,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .............................        (2,318)        (4,866)
  Additions to deferred license and leased license
    acquisition costs .............................................          (561)        (1,871)
  Proceeds from disposition of wireless cable systems and assets ..            55          4,377
  Decrease in cash available for asset purchases and debt
    repayment .....................................................            --          5,058
  Net cash used in acquisitions ...................................        (1,293)        (1,672)
                                                                        ---------      ---------
      Net cash (used in) provided by investing activities .........        (4,117)         1,026

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities ..............................         6,155             --
  Principal payments on revolving credit facilities ...............        (2,950)            --
  Increase in deferred financing costs ............................        (1,285)            --
  Contributions by minority interest holder .......................           462             --
  Principal payments on notes payable .............................        (1,068)          (123)
  Principal payments on capital lease obligations .................          (272)          (441)
                                                                        ---------      ---------

     Net cash provided by (used in) financing activities ..........         1,042           (564)
                                                                        ---------      ---------
  Net decrease in cash and cash equivalents .......................        (4,351)        (3,168)
  Cash and cash equivalents, beginning of period ..................        18,476          9,125
                                                                        ---------      ---------
  Cash and cash equivalents, end of period ........................     $  14,125      $   5,957
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



Date:       May 22, 1998                  By:/s/    David K. Sentman
     -----------------------------           -----------------------------------
                                          David K. Sentman
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer)


Date:          May 22, 1998               By:/s/    Fred C. Pattin Jr.
     -----------------------------           -----------------------------------
                                          Fred C. Pattin Jr.
                                          Controller
                                          (Principal Accounting Officer)