Form 10-Q
period 1998-06-30
AMERICAN TELECASTING INC/DE/
filed 1998-08-14
CIK 913271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1998
                              -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ---------------------------------

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

As of August 12, 1998, 25,743,607 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           AMERICAN TELECASTING, INC.

                                      INDEX



                                                                                                    Page
                                                                                                    ----
PART I.   FINANCIAL INFORMATION.

Item 1.     Financial Statements
              Condensed Consolidated Balance Sheets -
                December 31, 1997 and June 30, 1998..................................................3

              Condensed Consolidated Statements of Operations -
                Three Months Ended June 30, 1997 and 1998
                and the Six Months Ended June 30, 1997 and 1998......................................4

              Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 1997 and 1998..............................................5

              Notes to Condensed Consolidated Financial Statements.................................. 6

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................................................12

PART II.  OTHER INFORMATION.

Item 1.     Legal Proceedings.......................................................................22

Items 2-3.  Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders.....................................23

Item 5.     Other Information ......................................................................23

Item 6.     Exhibits and Reports on Form 8-K........................................................24

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               December 31,     June 30,
                                                                                  1997           1998
                                                                                ---------      ---------
                                                                                              (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ..............................................     $   9,125      $   9,438
   Trade accounts receivable, net .........................................         1,091          1,035
   Notes receivable .......................................................           351            368
   Prepaid expenses and other current assets ..............................         2,722          2,280
                                                                                ---------      ---------
         Total current assets .............................................        13,289         13,121
Property and equipment, net ...............................................        60,166         52,994
Deferred license and leased license acquisition costs, net ................       131,017        131,462
Cash available for asset purchases and debt repayment .....................        31,658             --
Restricted escrowed funds .................................................         6,395          6,473
Goodwill, net .............................................................        14,296         13,864
Deferred financing costs, net .............................................         4,294          3,187
Other assets, net .........................................................           483            407
                                                                                ---------      ---------
         Total assets .....................................................     $ 261,598      $ 221,508
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses ...................................     $  12,614      $  12,157
  Current portion of long-term obligations ................................         3,284          2,065
  Customer deposits .......................................................           363            271
                                                                                ---------      ---------
              Total current liabilities ...................................        16,261         14,493
Deferred income taxes .....................................................         1,275          1,275
2004 Notes ................................................................       156,897        142,929
2005 Notes ................................................................       135,137        114,184
Other long-term obligations, net of current portion .......................         1,252            916
                                                                                ---------      ---------
         Total liabilities ................................................       310,822        273,797

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Class A Common Stock, $.01 par value; 45,000,000 shares authorized;
   25,743,607 shares issued and outstanding ...............................           257            257
Class B Common Stock, $.01 par value; 10,000,000 shares authorized;
   no shares issued and outstanding .......................................            --             --
Additional paid-in capital ................................................       189,413        189,413
Common Stock warrants outstanding .........................................        10,129         10,129
Accumulated deficit .......................................................      (249,023)      (252,088)
                                                                                ---------      ---------
     Total stockholders' deficit ..........................................       (49,224)       (52,289)
                                                                                ---------      ---------
         Total liabilities and stockholders' deficit ......................     $ 261,598      $ 221,508
                                                                                =========      =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                                 1997              1998              1997             1998
                                                             ------------      ------------      ------------      ------------
Revenues:
   Service and other ....................................    $     15,358      $     12,456      $     31,118      $     24,956
   Installation .........................................             281               166               541               379
                                                             ------------      ------------      ------------      ------------
Total revenues ..........................................          15,639            12,622            31,659            25,335
Costs and Expenses:
   Operating ............................................           9,301             7,957            19,127            15,719
   Marketing ............................................             667               708             1,531             1,409
   General and administrative ...........................           5,373             5,664            10,449            11,336
    Depreciation and amortization .......................          12,776            10,375            25,609            20,019
Total costs and expenses ................................          28,117            24,704            56,716            48,483
                                                             ------------      ------------      ------------      ------------
Loss from operations ....................................         (12,478)          (12,082)          (25,057)          (23,148)
Interest expense ........................................         (10,796)          (10,301)          (21,127)          (21,276)
Interest income .........................................             166               615               350             1,086
Gain on sale of wireless cable systems and assets .......              --                --                --             3,219
Other income ............................................             295               (39)              439                42
                                                             ------------      ------------      ------------      ------------
Loss before income tax benefit (expense) ................         (22,813)          (21,807)          (45,395)          (40,077)
Income tax benefit (expense) ............................              --                --                --                --
Loss before extraordinary item ..........................         (22,813)          (21,807)          (45,395)          (40,077)
Extraordinary gain on extinguishment of debt ............              --            37,011                --            37,011
                                                             ============      ============      ============      ============
Net (loss) income .......................................    $    (22,813)     $     15,204      $    (45,395)     $     (3,066)
                                                             ============      ============      ============      ============

Basic and diluted net (loss)/income per share:
   Loss per share before extraordinary gain on
     extinguishment of debt .............................    $       (.89)     $       (.85)     $      (1.80)     $      (1.56)

   Income per share from extraordinary gain on
     extinguishment of debt .............................              --              1.44                --              1.44
                                                             ------------      ------------      ------------      ------------
   Basic and diluted (loss)/income per share ............    $       (.89)     $        .59      $      (1.80)     $       (.12)
                                                             ============      ============      ============      ============

Weighted average number of common
    shares outstanding ..................................      25,743,607        25,743,607        25,168,157        25,743,607
                                                             ============      ============      ============      ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                             1997          1998
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................................     $(45,395)     $ (3,066)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Gain on bond tender offer ........................................           --       (37,011)
    Depreciation and amortization ....................................       25,608        20,019
    Amortization of debt discount and deferred financing costs .......       19,874        21,191
    Bond appreciation rights and warrants ............................          485          (246)
    Minority interest income .........................................         (127)          (45)
    Gain on disposition of wireless cable systems and assets .........           --        (3,219)
    Other ............................................................          133           203
    Changes in operating assets and liabilities ......................          419          (362)
                                                                           --------      --------
       Net cash provided by (used in) operating activities ...........          997        (2,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ................................       (4,726)       (9,133)
  Additions to deferred license and leased license
    acquisition costs ................................................       (1,184)       (3,234)
  Proceeds from disposition of wireless cable systems and assets .....           55         4,377
  Release of cash available for asset purchases and debt repayment ...           --        31,658
  Increase in restricted escrowed funds ..............................           --           (79)
  Net cash used in acquisitions ......................................       (1,293)       (2,122)
                                                                           --------      --------
      Net cash (used in) provided by investing activities ............       (7,148)       21,467

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities .................................        6,155            --
  Principal payments on revolving credit facilities ..................       (2,950)           --
  Increase in deferred financing costs ...............................       (1,285)           --
  Contributions by minority interest holder ..........................          462            --
  Cash used in bond tender offer .....................................           --       (17,593)
  Principal payments on notes payable ................................       (1,409)         (407)
  Principal payments on capital lease obligations ....................         (521)         (618)
                                                                           --------      --------
     Net cash provided by (used in) financing activities .............          452       (18,618)
                                                                           --------      --------
  Net (decrease) increase in cash and cash equivalents ...............       (5,699)          313
  Cash and cash equivalents, beginning of period .....................       18,476         9,125
                                                                           --------      --------
  Cash and cash equivalents, end of period ...........................     $ 12,777      $  9,438
                                                                           ========      ========




      See accompanying Notes to Condensed Consolidated Financial Statements

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BUSINESS DESCRIPTION

         History and Organization

                  American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service. ATI and its subsidiaries are collectively referred to herein as the "Company." As of June 30, 1998, the Company owned and operated 33 wireless cable systems located throughout the United States (the "Developed Markets"). The Company also has significant wireless cable (microwave) frequency interests in 19 other U.S. markets (the "Undeveloped Markets").

         Risks and Other Important Factors

                  The Company has experienced negative cash flow from operations in each year since its inception. Although certain of the Company's more established systems currently generate positive cash flow from operations, the sale of five operating systems to BellSouth Wireless in August 1997 (see "BellSouth Transaction") has resulted in a decline in operating cash flow. The Company's business strategy to decrease analog video subscribers is also expected to result in a decline in revenue and operating cash flow. Internet access service and two-way broadband data and telephony demonstrations are in the early stages of marketing and development. The increased costs to introduce these digital services is negatively impacting the Company's operating cash flow. This negative trend is expected to continue for the foreseeable future. Unless and until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or sell assets, to satisfy its working capital and capital expenditure needs. Under current capital market and capital structure conditions, the Company does not expect to be able to raise significant capital by issuing equity securities or additional debt. If the Company's capital resources are not sufficient to finance its operations, either for the remainder of 1998 or thereafter, the Company will be required, at a minimum, to curtail its operations and development plans, which curtailment could involve, among other things, further reductions in the Company's workforce, closing certain operating businesses or discontinuing certain activities.

                  Cash interest payments on the 2004 Notes and the 2005 Notes will commence on December 15, 1999 and February 15, 2001, respectively. The aggregate interest payments on the 2004 Notes and the 2005 Notes are approximately $12.1 million, $24.2 million and $47.1 million in 1999, 2000, and 2001, respectively. The Company does not presently expect to be able to make cash interest payments. Without new investments in the Company, or a capital restructuring, it is unlikely the Company's resources will be sufficient to meet its obligations through 1999.

         BellSouth Transaction

                  On March 18, 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless which provides for the sale of all of the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southeastern Assets") to BellSouth Wireless (the "BellSouth Transaction"). The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Naples, Sebring and Miami, Florida.

                  On August 12, 1997, the Company completed the first closing of the BellSouth Transaction, which involved transferring to BellSouth Wireless the Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. As of June 30, 1998, the balance of escrow funds was approximately $6.4 million. This balance, plus accrued interest of approximately $200,000, was released to the Company on August 12, 1998. In March 1998, the Company closed on additional channels in the Ft. Myers and Jacksonville, Florida markets for cash consideration of approximately $2.9 million which is reflected as a gain in the accompanying Condensed Consolidated Statements of Operations.

                  On July 15, 1998, the Company completed an additional closing of the BellSouth Transaction, which transferred to BellSouth Wireless the Company's wireless operating system and channel rights in Lakeland, Florida. As of the date of closing, the Lakeland wireless operating system served approximately 8,200 subscribers. The proceeds received by the Company were approximately $12.0 million, of which $2.1 million was placed in escrow. On August 12, 1998, the Company closed on additional channels in the Lakeland, Florida market for cash consideration of approximately $5.0 million. In addition, the Company also received approximately $165,000, which represents a portion of the escrow from the initial Lakeland closing which occurred on July 15, 1998. Under the terms of the BellSouth Agreement, additional closings are possible through August 1999. The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Cash and Cash Equivalents

                  The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 1998, cash equivalents principally consisted of money market funds, commercial paper, federal government/agency debt securities, and other short-term, investment-grade, interest-bearing securities. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets.

         Cash Available for Asset Purchases and Debt Repayment and Restricted Escrow Funds

                  Cash available for asset purchases and debt repayments represented the net available proceeds as of December 31, 1997, received from the BellSouth closing that occurred on August 12, 1997. These funds were restricted pursuant to the Indentures (as defined herein). As a result of certain waivers granted in connection with the Company's recent Tender Offer (more fully described in Note
         3), the remaining proceeds received from the BellSouth closings occurring before May 7, 1998 are no longer restricted by the Indentures.

                  Restricted escrowed funds represents amounts placed in escrow at the closing which are approximately $6.4 million. The escrowed funds were released to the Company on August 12, 1998.

         Net Income (Loss) Per Share

                  Basic and diluted net income (loss) per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Options and warrants to purchase shares of common stock were not included in the computation of net income (loss) per share as the effect would not be dilutive. As a result, the basic and diluted loss per share amounts are identical.

         Recently Adopted Accounting Pronouncements

                  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." On January 1, 1998, the Company adopted SFAS No. 130.

                  SFAS No. 130 requires "comprehensive income," to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "total comprehensive income" for the three months and six months ended June 30, 1997 and 1998.

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

3.       DEBT

                  Long-term debt at June 30, 1998 consisted of the following (in thousands):

         2004 Notes......................................        $  142,929
         2005 Notes......................................           114,184
         Notes payable...................................             1,651
         Capital leases..................................               630
                                                                 ----------
             Total.......................................           259,394
             Less current portion........................             2,065
                                                                 ----------
             Long-term debt..............................        $  257,329
                                                                 ==========

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

                  The BARs remain outstanding as of June 30, 1998. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The change in the value of the BARs is reflected as interest expense in the accompanying financial statements. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the

         2004 Notes. The payment due upon exercise of each BAR is equal to the market price of each 2004 Note on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash. As of June 30, 1998, the Company had no accrued liability associated with the BARs as the market price of the 2004 Notes was below $290.

         Bond Tender Offer

                  On April 9, 1998, the Company offered $17.5 million (the "Tender Offer") for a portion of its outstanding 2004 Notes and a portion of its outstanding 2005 Notes at a cash price of $255 per $1,000 principal amount at maturity of the 2004 Notes purchased and $225 per $1,000 principal amount at maturity of the 2005 Notes purchased (collectively the "Notes").

                  On May 13, 1998, the Company purchased approximately $30.2 million aggregate principal amount at maturity of 2004 Notes (approximate accreted value of $25.3 million) and approximately $43.5 million aggregate principal amount at maturity of 2005 Notes (approximate accreted value of $30.6 million). The Company recognized an extraordinary gain of approximately $37.0 million upon the early extinguishment of the Notes.

                  In conjunction with and as a condition of the Tender Offer, the Company also received on April 28, 1998, the consent of holders of the majority of the outstanding Notes to (i) waivers (the "Waivers") of certain asset disposition covenants in the Indentures (the "Indentures") relating to the Notes with respect to proceeds previously received from certain asset dispositions, and (ii) amendments (the "Amendments") of the Indentures regarding treatment of future proceeds from certain asset dispositions pursuant to the BellSouth Transaction. The Waivers and Amendments became operative May 7, 1998, the date on which the Notes were accepted for purchase by the Company.

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

                  The Amendments amend the Asset Disposition Covenants in the case of any and all Net Available Proceeds received by the Company from
         (i) dispositions under the BellSouth Agreement that close after May 7, 1998, which could be up to $46.2 million in proceeds depending on the total number of channel leases and licenses ultimately delivered by the Company to BellSouth, and (ii) the approximately $6.4 million in proceeds that were received from an escrow account that was established under the BellSouth Agreement in connection with a disposition completed prior to the date of the Tender Offer.

                  Pursuant to the Amendments, no later than 30 days after the aggregate amount of Net Available Proceeds first equals or is greater than $10 million, the Company is obligated to utilize 57% of the amount of such Net Available Proceeds to make an offer (the "Initial Offer") to purchase the outstanding Notes, at a purchase price in cash equal to the greater of (i) $280.50 per $1,000 principal amount at maturity in the case of the 2004 Notes and $247.50 per $1,000 principal amount at maturity in the case of the 2005 Notes or (ii) the market value of the Notes as determined on the date preceding the date of the commencement of the required offer by Donaldson, Lufkin & Jenrette Securities Corporation, the financial advisor to the Company. In addition, any and all financial advisor, legal and other costs and fees incurred by the Company in connection with completing or facilitating any future BellSouth dispositions, escrow proceeds or any required offer shall be deemed to be reduce the amount of Net Available Proceeds. If the aggregate principal amount of Notes tendered by holders thereof pursuant to a required offer exceeds the amount of the 57% of the net available proceeds to be used for the purchase of the Notes, the Notes shall be selected for purchase on a pro rata basis.

                  The Company's recent transaction with BellSouth Wireless involving the sale of the Company's operating system in Lakeland, Florida, the closing on additional channels in Lakeland, Florida and the release of the restricted escrowed funds from the first closing of the BellSouth Transaction have provided cash to the Company of approximately $21.6 million. Because the combination of these funds, net of financial advisor, legal, and other costs, exceeds $10 million, the Company will be obligated, no later than September 11, 1998 to use 57% of these Net Available Proceeds to make the Initial Offer to purchase outstanding notes.

                  Upon completion of the Initial Offer, the amount of Net Available Proceeds shall be reset at zero. Thereafter, at such time the amount of Net Available Proceeds from subsequent asset dispositions to BellSouth Wireless is greater than $5 million, the Company shall be obligated to utilize 57% of the amount of such Net Available Proceeds to make a subsequent required offer, subject to the same terms and conditions set forth above applicable to the Initial Offer.

                  The 43% of the Net Available Proceeds not to be utilized for a required offer to purchase, as well as the amount of the 57% of Net Available Proceeds to be used to purchase Notes pursuant to a required offer that is in excess of the amount required to purchase the Notes tendered by holders thereof, (the "Unencumbered Net Available Proceeds") shall not be subject to any such tender obligation and shall be freely available for use by the Company as it deems appropriate. The Amendments do not restrict the Company from using Unencumbered Net Available Proceeds for the purchase or other retirement of Notes on such terms as it determines to be appropriate.

                  The Amendments do not apply to net proceeds that may be received from dispositions of assets that the Company may undertake other than pursuant to the BellSouth Agreement, and with respect to such proceeds the Asset Disposition Covenants remain in effect.

4.       COMMITMENTS AND CONTINGENCIES

         Litigation

                  In February 1994, a complaint was filed by Fresno Telsat, Inc. ("FTI") in the Superior Court of the State of California for the County of Monterey against a director and officer of the Company, the Company, and other named and unnamed defendants. The Complaint alleged damages against the Company of approximately $220 million and that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to FTI. A trial began on February 2, 1998. On March 12, 1998, the jury returned a verdict. The verdict essentially concluded that the defendants Hostetler and Holmes engaged in no wrongful conduct as alleged by the plaintiff. Because the plaintiff's claims against the Company had to be resolved by the Court, rather than the jury, that verdict did not constitute a conclusive determination in favor of the Company. Pursuant to a settlement between the parties, on July 10, 1998, the complaint against the Company and Mr. Holmes was dismissed with prejudice, thereby resolving all disputes between FTI and the Company and Mr. Holmes. The litigation continues as to Mr. Hostetler.

                  On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against Fresno MMDS Associates (the "Fresno Partnership"), the Company and others entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telsat Inc., an Indiana corporation, et al., in the Superior Court of the State of California, Fresno County. The complaint alleges that a channel lease agreement between the Fresno Partnership and the Fresno County school system has expired. The Plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The trial is scheduled to begin September 28, 1998. The parties are conducting discovery. The Company believes that both it and the Fresno Partnership possess valid defenses to the action.

                  The Company is occasionally a party to other legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

         Executive and Key Employee Retention Program

                  Effective July 1, 1998, the Board of Directors approved a Retention and Achievement Incentive Program ("Executive Program") for its five executive officers. Under the Executive Program, the executive officers of the Company are each eligible to receive cash retention payments of $40,000-$50,000 if such individuals remain in the Company's employment through June 30, 1999 or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments payable under the Executive Program are approximately $240,000. In addition, the Executive Program also provides for the payment of achievement incentives to these executives if the average closing price of the Company's Class A Common Stock is $2.00 per share or higher for the average of the last 20 trading days of June 1999. One-half of the achievement incentives are payable if such average closing price is $2.00 per share, and the full achievement incentives are payable if such average closing price per share is $3.00 per share or higher. If achievement incentives are payable, then the first 40% of such incentives are payable by the Company in cash, and the remaining 60% may be paid in cash or Class A Common Stock, or a combination thereof, at the discretion of the Company. Appropriate adjustments in the achievement incentives will be made to give effect to changes in the Class A Common Stock resulting from subdivisions, consolidations or reclassifications of the Class A Common Stock, the payment of dividends or other distributions by the Company (other than in the ordinary course of business), mergers, consolidations, combinations or similar transactions or other relevant changes in the capital of the Company. The maximum aggregate achievement payments payable under the Executive Program are approximately $900,000. The Executive Program is evidenced by agreements between the Company and each executive officer. Amounts payable under the Executive Program are independent of any obligations of the Company, including severance payments under employment agreements or other bonus programs. No amounts have been paid by the Company under the Executive Program.

                  The Board of Directors also approved, effective July 1, 1998, a Retention Program ("Key Employee Program") for key employees (other than executive officers) as designated by the Chief Executive Officer. Under the Key Employee Program, approximately 20 key employees selected to date are each eligible to receive cash retention payments of $12,500-$40,000 if such individuals remain in the Company's employment through June 30, 1999 or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments presently payable under the Key Employee Program are approximately $520,000. In addition, the Key Employee Program offers severance benefits ranging from three to nine months of base salary to certain of the key employees, in the event that their employment with the Company is terminated without cause on or before December 31, 1999. The maximum aggregate termination payments presently payable under the Key Employee Program are approximately $570,000. The Key Employee Program is evidenced by agreements between the Company and each key employee. No amounts have been paid by the Company under the Key Employee Program.

                  No retention, achievement incentives or termination payments are payable to any executive officer or key employee who voluntarily terminates employment with the Company or whose employment is terminated by the Company for cause.

5.        SUBSEQUENT EVENT

                  On July 10, 1998, the Company purchased from FTI the remaining 35% partnership interest in Fresno MMDS Associates for cash consideration of $1.5 million plus contingent cash consideration of up to $255,000. The Company assumed no liabilities of the partnership. Through two of its subsidiaries the Company is now the 100% owner of Fresno MMDS Associates.

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

         INTRODUCTION

                  Since inception, the Company has focused principally on developing analog wireless cable systems to provide multiple channel television programming similar to that offered by franchise cable companies. The Company's strategy is, in part, to maximize operating cash flow from its analog video operations, while continuing to explore the development of digital wireless services, such as high-speed Internet access, two-way multimedia services (i.e. Internet and telephony) and digital video. During 1997, the Company launched an asymmetrical high-speed Internet access service in its Colorado Springs, Colorado market branded as "WantWEB." WantWEB was launched in Denver, Colorado and Portland, Oregon in February 1998. The Company's Internet strategy is to initially launch commercial operations in a small number of markets in order to evaluate the long-term viability and financial returns of the business. As part of this evaluation, the Company is adding subscribers at a limited, measured pace in its Colorado and Oregon systems, and may deploy a similar service in Seattle, Washington later in 1998, but only if sufficient capital resources become available to the Company.

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

                  During the second quarter of 1998, the Company took certain actions aimed at further reducing its costs and conserving its capital. Such measures included a reduction in the size of the Company's workforce of about 15% and decreases in capital expenditures and discretionary expenses. The Company has intentionally curtailed growth in its analog video business by not investing the capital resources necessary to replace all those subscribers who chose to stop receiving the Company's service ("Subscriber Churn"). The Company's analog video strategy is based upon several factors, including the limited capital resources available to maintain the Company's business at current levels and management's belief that the most attractive returns on investment are likely to be based on digital technologies. In an effort to minimize customer growth and investment in new customer additions, the Company significantly increased installation rates charged to new video subscribers during the second quarter. These price increases are expected to substantially reduce, or nearly eliminate, video subscriber additions. The Company's business strategy regarding analog video subscribers is expected to result in a further decline in subscribers, revenue and operating cash flow. This negative trend is expected to continue for the foreseeable future until the Company is able to successfully introduce and market alternative digital services. Moreover, at this time, the Company does not generally intend to further develop any of its Undeveloped Markets using analog video technology. Unless and until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or sell assets to satisfy its working capital and capital expenditure needs.

         Multi-Media Services

                  During 1998, the Company initiated technical demonstration trials in Eugene, Oregon and Seattle, Washington, using its wireless spectrum to deliver two-way multi-media (i.e. Internet and telephony) services by asynchronous transfer mode technology. The trials will utilize a transceiver and network interface unit ("gateway") located at the subscriber's premises. The transceiver will receive and send information to the transmission tower. The gateway will separate the information streams into voice and data channels. The Company's plan in conducting these trials is to demonstrate the commercial viability of the services by confirming the reliability of the technologies involved, especially for providing broadband wireless bundled services, including voice and high-speed Internet. The equipment being used by the Company is not yet available in commercial quantities.

                  While the Company intends to continue its development efforts with respect to offering a full complement of multi-media services, the commercial introduction of such services in any of the Company's markets would involve substantial capital expenditures, which the Company is not able to make at this time. The Company's ability to commence delivery of multi-media services is also dependent upon, among other things, commercial availability of appropriate transmission and reception equipment on satisfactory terms and certain regulatory approvals and changes, especially with respect to routine two-way licensing of the radio spectrum used by the Company.

                  The Company will require significant additional capital to fully implement its digital strategy. To meet such capital requirements, the Company is pursuing opportunities to enter into strategic relationships or transactions with other providers of telecommunications and multi-media services. These relationships could provide the Company with access to technologies, products, capital and infrastructure. Such relationships or transactions could involve, among other things, joint ventures, sales or exchanges of stock or assets, or loans to or investments in the Company by strategic partners, likely accompanied by some type of capital restructuring of the Company. As of the date of this Report, except for the BellSouth Agreement (as defined herein), the Company has not reached any agreements or understandings with respect to such strategic relationships or transactions. However, the Company is continually involved in discussions regarding possible strategic partner investments.

         LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF FUNDS

                  The Company has experienced negative cash flow from operations in each year since inception. Although certain of the Company's more established systems currently generate positive cash flow from operations, the sale of five operating systems to BellSouth Wireless in August 1997 has resulted in a decline in operating cash flow. The Company's business strategy to decrease analog video subscribers is also expected to result in a decline in revenue and operating cash flow. Internet access service and two-way broadband data and telephony demonstrations are in the early stage of marketing and development. The increased costs to introduce these digital services is negatively impacting the Company's operating cash flow. This negative trend is expected to continue for the foreseeable future. Unless and until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or sell assets to satisfy its working capital and capital expenditure needs.

                  The Company's principal capital expenditure requirements for the remainder of 1998 are expected to relate to the trials of two-way broadband data and telephony services, the purchase of new channels previously committed by the Company, the installation of analog video equipment in new subscribers' premises, and the purchase of transmission equipment for new channels. The Company intends to finance these expenditures from existing cash and investment balances, from additional closings under the BellSouth Agreement, if such closings occur, or from other asset sales. Without such closings or sales, the Company will be required, at a minimum, to further curtail its planned capital expenditures.

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

                  In addition, with the advent of the high-speed Internet access business and the development of other digital technologies, the Company is experiencing increased competition for the renewal of channel lease agreements. As a result, the Company could lose channels or incur higher costs to retain its existing channels. Furthermore, certain of the Company's channel lease agreements permit only analog technologies. Thus, the deployment of digital services may require renegotiation of these channel leases, which could also result in increased operating costs.

                  On March 18, 1997, the Company entered into the BellSouth Agreement which provides for the sale of all of the Company's Southeastern Assets to BellSouth Wireless. The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Naples, Sebring and Miami, Florida.

                  On August 12, 1997, the Company completed the first closing of the BellSouth Transaction, which involved transferring to BellSouth Wireless the Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. As of June 30, 1998, the balance of escrow funds was approximately $6.4 million. This balance, plus accrued interest of approximately $200,000, was released to the Company on August 12, 1998. In March 1998, the Company closed on additional channels in the Ft. Myers and Jacksonville, Florida markets for cash consideration of approximately $2.9 million which is reflected as a gain in the accompanying Condensed Consolidated Statements of Operations.

                  On July 15, 1998, the Company completed an additional closing of the BellSouth Transaction, which transferred to BellSouth Wireless the Company's wireless operating system and channel rights in Lakeland,

         Florida. As of the date of closing, the Lakeland wireless operating system served approximately 8,200 subscribers. The proceeds received by the Company were approximately $12.0 million, of which $2.1 million was placed in escrow. On August 12, 1998, the Company closed on additional channels in the Lakeland, Florida market for cash consideration of approximately $5.0 million. In addition, the Company also received approximately $165,000, which represents a portion of the escrow from the initial Lakeland closing, which occurred on July 15, 1998. Under the terms of the BellSouth Agreement, additional closings are possible through August 1999. The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.

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

         Executive and Key Employee Retention Program

                   Effective July 1, 1998, the Board of Directors approved a Retention and Achievement Incentive Program ("Executive Program") for its five executive officers. Under the Executive Program, the executive officers of the Company are each eligible to receive cash retention payments of $40,000-$50,000 if such individuals remain in the Company's employment through June 30, 1999 or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments payable under the Executive Program are approximately $240,000. In addition, the Executive Program also provides for the payment of achievement incentives to these executives if the average closing price of the Company's Class A Common Stock is $2.00 per share or higher for the average of the last 20 trading days of June 1999. One-half of the achievement incentives are payable if such average closing price is $2.00 per share, and the full achievement incentives are payable if such average closing price per share is $3.00 per share or higher. If achievement incentives are payable, then the first 40% of such incentives are payable by the Company in cash, and the remaining 60% may be paid in cash or Class A Common Stock, or a combination thereof, at the discretion of the Company. Appropriate adjustments in the achievement incentives will be made to give effect to changes in the Class A Common Stock resulting from subdivisions, consolidations or reclassifications of the Class A Common Stock, the payment of dividends or other distributions by the Company (other than in the ordinary course of business), mergers, consolidations, combinations or similar transactions or other relevant changes in the capital of the Company. The maximum aggregate achievement payments payable under the Executive Program are approximately $900,000. The Executive Program is evidenced by agreements between the Company and each executive officer. Amounts payable under the Executive Program are independent of any obligations of the Company, including severance payments under employment agreements or other bonus programs. No amounts have been paid by the Company under the Executive Program.

                  The Board of Directors also approved, effective July 1, 1998, a Retention Program ("Key Employee Program") for key employees (other than executive officers) as designated by the Chief Executive Officer. Under the Key Employee Program, approximately 20 key employees selected to date are each eligible to receive cash retention payments of $12,500-$40,000 if such individuals remain in the Company's employment through June 30, 1999 or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments presently payable under the Key Employee Program are approximately $520,000. In addition, the Key Employee Program offers severance benefits ranging from three to nine months of base salary to certain of the key employees, in the event that their employment with the Company is terminated without cause on or before December 31, 1999. The maximum aggregate termination payments presently payable under the Key Employee Program are approximately $570,000. Key Employee Program is evidenced by agreements between the Company and each key employee. No amounts have been paid by the Company under the Key Employee Program.

                  No retention, achievement incentives or termination payments are payable to any executive officer or key employee who voluntarily terminates employment with the Company or whose employment is terminated by the Company for cause.

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

                  On May 13, 1998, the Company purchased approximately $30.2 million aggregate principal amount at maturity of 2004 Notes (approximate accreted value $25.3 million) and approximately $43.5 million aggregate principal amount at maturity of 2005 Notes (approximate accreted value of $30.6 million). The Company recognized an extraordinary gain of approximately $37.0 million upon early extinguishment of the Notes.

                  In conjunction with and as a condition of the Tender Offer, the Company also received on April 28, 1998, the consent of holders of the majority of the outstanding Notes to (i) waivers (the "Waivers") of certain asset disposition covenants in the Indentures (the "Indentures") relating to the Notes with respect to proceeds previously received from certain asset dispositions, and (ii) amendments (the "Amendments") of the Indentures regarding treatment of future proceeds from certain asset dispositions pursuant to the BellSouth Transaction. The Waivers and Amendments became operative May 7, 1998, the date on which the Notes were accepted for purchase by the Company.

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

                  The Amendments amend the Asset Disposition Covenants in the case of any and all Net Available Proceeds received by the Company from
         (i) dispositions under the BellSouth Agreement that close after May 7, 1998, which could be up to $46.2 million in proceeds depending on the total number of channel leases and licenses ultimately delivered by the Company to BellSouth, and (ii) the approximately $6.4 million in proceeds that were received from an escrow account that was established under the BellSouth Agreement in connection with a disposition completed prior to the date of the Tender Offer.

                  Pursuant to the Amendments, no later than 30 days after the aggregate amount of Net Available Proceeds first equals or is greater than $10 million, the Company is obligated to utilize 57% of the amount of such Net Available Proceeds to make an offer (the "Initial Offer") to purchase the outstanding Notes, at a purchase price in cash equal to the greater of (i) $280.50 per $1,000 principal amount at maturity in the case of the 2004 Notes and $247.50 per $1,000 principal amount at maturity in the case of the 2005 Notes and (ii) the market value of the Notes as determined on the date preceding the date of the commencement of the required offer by Donaldson, Lufkin & Jenrette Securities Corporation, the financial advisor to the Company. In addition, any and all financial advisor, legal and other costs and fees incurred by the Company in connection with completing or facilitating any future BellSouth dispositions, escrow proceeds or any required offer shall be deemed to be reduce the amount of Net Available Proceeds. If the aggregate principal amount of Notes tendered by holders thereof pursuant to a required offer exceeds the amount of the 57% of the net available proceeds to be used for the purchase of the Notes, the Notes shall be selected for purchase on a pro rata basis.

                  The Company's recent transaction with BellSouth Wireless involving the sale of the Company's operating system in Lakeland, Florida, the closing on additional channels in Lakeland, Florida and the release of the restricted escrowed funds from the first closing of the BellSouth Transaction have provided cash to the Company of approximately $21.6 million. Because the combination of these funds, net of financial advisor, legal and other costs, exceeds $10 million, the Company will be obligated, no later than September 11, 1998 or earlier, to use 57 % of these Net Available Proceeds to make the Initial Offer to purchase outstanding notes.

                  Upon completion of the Initial Offer, the amount of Net Available Proceeds shall be reset at zero. Thereafter, at such time the amount of Net Available Proceeds from subsequent asset dispositions to BellSouth Wireless is greater than $5 million, the Company shall be obligated to utilize 57% of the amount of such Net Available Proceeds to make a subsequent required offer, subject to the same terms and conditions set forth above applicable to the Initial Offer.

                  The 43% of the Net Available Proceeds not to be utilized for such required offer to purchase, as well as the amount of the 57% of Net Available Proceeds to be used to purchase Notes pursuant to such required offer that is in excess of the amount required to purchase the Notes tendered by holders thereof, (the "Unencumbered Net Available Proceeds") shall not be subject to any such tender obligation and shall be freely available for use by the Company as it deems appropriate. The Amendments do not restrict the Company from using Unencumbered Net Available Proceeds for the purchase or other retirement of Notes on such terms as it determines to be appropriate.

                  The Amendments do not apply to net proceeds that may be received from dispositions of assets that the Company may undertake other than pursuant to the BellSouth Agreement, and with respect to such proceeds the Asset Disposition Covenants remain in effect.

                  The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the three months ended June 30, 1998 and 1997 were approximately $4.2 million and $4.7 million, respectively. With the completion of the Tender Offer, the Company is revising its business plan and expects to significantly curtail its original plans on capital spending for the remainder of 1998. Furthermore, if the Company does not consummate any additional BellSouth closings, the Company may not have sufficient capital resources to operate through the remainder of 1998 without a substantial curtailment of its operations, which could include further reductions in the Company's workforce, closing of certain operating businesses, or discontinuing certain activities.

                  Cash interest payments on the 2004 Notes and the 2005 Notes will commence on December 15, 1999 and February 15, 2001, respectively. As a result of the Tender Offer, the revised aggregate interest payments on the 2004 Notes and the 2005 Notes are approximately $12.1 million, $24.2 million and $47.1 million in 1999, 2000 and 2001, respectively. The Company does not presently expect to be able to make or sustain such cash interest payments. Without new investments in the Company, it is unlikely the Company's resources will be sufficient to meet its obligations through 1999. In this event the Company would likely undertake a capital restructuring.

                  As a result of certain limitations contained in the Indentures relating to the 2004 Notes and the 2005 Notes, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million (approximately $2.2 million of which had been utilized as of June 30, 1998). Although the Company had the ability under the Indentures to borrow an additional $15.3 million as of June 30, 1998, the Company does not presently intend to incur any additional bank or other borrowings because of the probable high cost of funds. Under current capital market conditions, the Company does not expect to be able to raise significant capital by issuing equity securities. However, if subsequent closings under the BellSouth Agreement either do not occur or are insufficient to provide funds for operations, the Company may be required to seek additional debt financing. There can be no assurance that the Company would be able to borrow additional funds on satisfactory terms or at all.

                  On July 10, 1998, the Company purchased from FTI the remaining 35% partnership interest in Fresno MMDS Associates for cash consideration of $1.5 million plus contingent consideration of up to

         $225,000. The Company assumed no liabilities of the partnership. Through two of its subsidiaries the Company is now the 100% owner of Fresno MMDS Associates.

                  Historically, the Company has generated operating and net losses on a consolidated basis and can be expected to do so for the foreseeable future. Such losses may increase as the Company's analog subscriber base declines, unless and until the Company is able to successfully introduce other revenue-producing wireless services. As a result of the Company's history of net losses, the Company currently has a negative tangible net worth, and total liabilities exceeded total assets as of June 30, 1998.

                  During the early part of 1997, the Company was notified by Nasdaq that the Company no longer met the net tangible asset requirements for continued listing on the Nasdaq National Market. The Company submitted a proposal to Nasdaq to achieve compliance, which proposal was denied. Upon appeal by the Company, a temporary exception was granted by Nasdaq. Prior to the expiration of the temporary exception, the Company submitted a request to Nasdaq to move the listing of the Company's Class A Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market due to the Company's assessment of its inability to achieve compliance with the National Market requirements within the time allowed. Effective October 17, 1997, the Class A Common Stock began trading on the Nasdaq SmallCap Market.

                  In February 1998, Nasdaq informed the Company that it was not in compliance with the new net tangible asset/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market, which require all listed companies to have net tangible assets of at least $2 million, a market capitalization of at least $35 million, or net income of at least $500,000 for two of the last three years. The new maintenance criteria became effective on February 23, 1998. By letter dated February 26, 1998, Nasdaq informed the Company that the Company's Class A Common Stock was scheduled for delisting, effective as of the close of business on March 16, 1998. The Company requested a temporary exception under Nasdaq rules by appealing the delisting. The appeal has the effect of staying the delisting until completion of the appeal process. The Company made a written submission to Nasdaq on March 27, 1998, to support its request for continued listing.

                  By letter dated July 20, 1998, the Company was informed that a Nasdaq Listing Qualifications Panel had determined not to grant the Company's request for an exception to the net tangible assets/market capitalization/net income and bid price requirements for continued listing on Nasdaq SmallCap Market.

                  Nasdaq procedures permit the Company to appeal this decision to a new Listing Qualification Panel. The appeal to a new Listing Qualification Panel stays the delisting action until there has been a final determination by the new panel. The request for appeal was filed with the Nasdaq Stock Market, Inc. on July 23, 1998.

                  Compliance with the new net assets/market capitalization/net income requirements will require the Company's Class A Stock to trade consistently at prices greater than $1-3/8 per share, which is above the current trading price of the stock.

                  The Company is unable to predict whether the appeal will be successful. If the appeal is unsuccessful, the Class A Common Stock will be removed from the listing on the Nasdaq SmallCap Market and it would likely be more difficult to buy or sell the Company's Class A Common Stock or to obtain timely and accurate quotations to buy or sell. In addition, the delisting process could result in a decline in the trading market for the Class A Common Stock, which could potentially depress the Company's stock and bond prices, among other consequences.

                  Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations, including its accounting and subscriber management (including customer invoicing) systems, that will be affected by the Year 2000 issue. Currently, the Company is in the process of converting to new, Year 2000 compliant, accounting systems. The estimated cost of this conversion is approximately $800,000. The Company intends for its subscriber management systems to be Year 2000 compliant and is evaluating what actions it should take. The Company is negotiating a potential programming change with its current subscriber management system vendor. The expense associated with this process cannot presently be determined. Alternatively, the company may implement a new subscriber management system that is Year 2000 compliant. The expected cost of such conversion is currently estimated at $1.5 million to $3.0 million. Any failure or delay by the Company in resolving its Year 2000 issues much beyond early 1999 could have a material adverse effect on the Company's business, financial condition and results of operations.

         RESULTS OF OPERATIONS

         Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

                  Service revenues decreased $2.9 million, or 18.9%, for the three months ended June 30, 1998 to $12.5 million, as compared to $15.4 million during the same period of 1997. This decrease resulted primarily from the loss of revenues from the markets sold to BellSouth Wireless on August 12, 1997 and from an overall decline in analog video subscribers, partially offset by subscription rate increases in certain markets. The five operating markets sold in the first closing of the BellSouth Transaction in August 1997 accounted for total revenue, operating expenses and EBITDA (as defined herein) of $2.1 million, $1.7 million, and $440,000 for the three months ended June 30, 1997. The number of subscribers to the Company's wireless cable systems decreased to 130,000 at June 30, 1998, compared to 138,900 at December 31, 1997 and 169,000 at June 30, 1997 (which included approximately 23,000 subscribers in the five operating systems sold to BellSouth Wireless in August 1997). Internet access revenues were negligible in the second quarter of 1998.

                  On a "same system" basis (comparing systems that were operational for all of each of the three month periods ended June 30, 1998 and 1997), service revenues decreased approximately $779,000, or 6.1%, to $12.0 million, as compared to $12.8 million for the three-month period ended June 30, 1997. Same systems during these periods totaled 33 systems. Revenue from Internet operations are excluded from the analysis because these operations were launched in the second quarter of 1997. Revenues from the Orlando, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky were omitted from same system revenues for both periods as these systems were sold by the Company during the third quarter of 1997. Similarly, the revenues from the Company's Lakeland, Florida, hardwire cable television system were omitted from both periods because the system was sold during the first quarter of 1998. The average number of subscribers in these same systems decreased approximately 9.2% for the three months ended June 30, 1998, as compared to the same period of 1997. The Company anticipates the average number of subscribers to decline further during the remainder of 1998.

                  Installation revenues for the three months ended June 30, 1998 totaled $166,000, compared to $281,000 during the same period of 1997. The decrease in installation revenues of approximately $115,000, or 40.9%, was the net result of the operations of five systems sold in the initial BellSouth Transaction and fewer subscriber installations. The number of installations completed during the three months ended June 30, 1998 decreased approximately 29.4% as compared to the same period during 1997. Installation rates vary widely by system based upon competitive conditions.

                  Operating expenses, principally programming, site costs and other direct expenses, aggregated $8.0 million (or 63.0% of total revenues) during the three months ended June 30, 1998, compared to $9.3 million (or 59.0% of total revenues) during the same period of 1997. The decrease of approximately $1.3 million was primarily attributable to the operations of the five systems sold in the BellSouth Transaction.

                  General and administrative expenses were $5.7 million (approximately 44.9% of revenue) for the three months ended June 30, 1998, compared to $5.3 million (approximately 34.4% of revenue) for the

         1997 period. General and administrative expenses increased principally because of consulting expenses in 1998 associated with advanced technology trials being conducted by the Company in Eugene, Oregon and Seattle, Washington.

                  The Company's loss before interest, taxes, depreciation and amortization was $1.7 million for the three months ended June 30, 1998, as compared to earnings before interest, taxes, depreciation and amortization ("EBITDA") of $298,000 during the same period of 1997. The decline in EBITDA is predominantly because of decreased revenues, expenses associated with multi-media technical demonstrations, and operating costs associated with launches of WantWEB service in new markets as discussed above.

                  Depreciation and amortization expenses decreased approximately $2.4 million to $10.4 million for the quarter ended June 30, 1998 compared to $12.8 million for the first quarter of 1997. The decrease is because of the Company having a smaller depreciable asset base as a result of its sale of assets in conjunction with the BellSouth Transaction.

                  Interest expense decreased $495,000 during the quarter ended June 30, 1998 to $10.3 million, as compared to $10.8 million during the same period of 1997. The decrease in interest expense primarily resulted from interest charges of approximately $675,000 incurred in the second quarter of 1997 relating to a credit facility which was terminated in August 1997. This decrease was offset by an increase in non-cash interest charges associated with the Company's 2004 Notes and 2005 Notes.

                  Interest income increased approximately $450,000 compared to the second quarter of 1997 primarily because of increased cash balances available for investment. The increased cash levels were the result of asset sales to BellSouth Wireless.

                  The Company recognized an extraordinary gain of $37.0 million in conjunction with its Tender Offer for a portion of its outstanding 2004 and 2005 Notes.

         Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
         1997

                  Service revenues decreased $6.2 million, or 19.8%, for the six months ended June 30, 1998 to $25.0 million, as compared to $31.1 million during the same period of 1997. This decrease resulted primarily from the loss of revenues from the markets sold to BellSouth Wireless on August 12, 1997 and from an overall decline in analog video subscribers, offset partially by subscription rate increases in certain markets. The five operating markets sold in the first closing of the BellSouth Transaction accounted for total revenue, operating expenses and EBITDA of $4.3 million, $3.5 million, and $828,000 for the six months ended June 30, 1997.

                  On a "same system" basis (comparing systems that were operational for all of each of the six-month periods ended June 30, 1998 and 1997), service revenues decreased $1.8 million, or 7.1%, to $24.1 million, as compared to $25.9 million for the six-month period ended June 30, 1997. Same systems during these periods totaled 33 systems. Revenue from Internet operations are excluded from the analysis because these operations were launched in the second quarter of 1997. Revenues from the Orlando, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky systems were omitted from same system revenues for both periods as these systems were sold by the Company during the third quarter of 1997. Similarly, the revenues from the Company's Lakeland, Florida hardwire cable television system were omitted from both periods because the system was sold during the first quarter of 1998. The average number of subscribers in these same systems decreased approximately 9.3% for the six months ended June 30, 1998, as compared to the same period of 1997. The Company anticipates the average number of subscribers to decline further during the remainder of 1998.

                  Installation revenues for the six months ended June 30, 1998 totaled $379,000, compared to $541,000 during the same period of 1997. The decrease in installation revenues of $162,000, or 29.9%, was the net result of the operations of the five systems sold in the initial BellSouth Transaction and fewer subscriber installations as a portion of normal customer churn was not replaced. The decrease in installation revenues was partially offset by increased installation rates company-wide for the six-month period ending June 30, 1998, as compared to installation rates during the same period of 1997. The number of installations completed during the six months ended June 30, 1998 decreased approximately 33.7% as compared to the same period during 1997. Installation rates vary widely by system based upon competitive conditions.

                  Operating expenses, principally programming, site costs and other direct expenses, aggregated $15.7 million (or 62.0% of total revenues) during the six months ended June 30, 1998, compared to $19.1 million (or 60.4% of total revenues) during the same period of 1997. The decrease of approximately $3.4 million was primarily attributable to the operations of the five systems sold in the BellSouth Transaction offset by increased programming rates for basic and premium programming, and increased channel lease costs due to annual rate increases.

                  General and administrative expenses totaled $11.3 million (or 44.7% of total revenues) for the six months ended June 30, 1998, compared to $10.4 million (or 33% of total revenues) for the same period of 1997. This increase of approximately $887,000 is primarily because of consulting expenses in 1998 associated with advanced technology trials being conducted by the Company in Eugene, Oregon and Seattle, Washington.

                  The Company's loss before interest, taxes, depreciation and amortization was $3.1 million during the six-month period ended June 30, 1998, compared to EBITDA of $552,000 for the same period of 1997. The decline in EBITDA is primarily because of decreased revenues, expenses associated with multimedia technical demonstrations, the sale of systems in the BellSouth Transaction and additional operating costs associated with launches of WantWEB service in new markets as discussed above.

                  Depreciation and amortization expenses decreased approximately $5.6 million to $20.0 million for the six months ended June 30, 1998 compared to $25.6 million for the same period of 1997. The decrease is a result of the Company's smaller depreciable asset base from the sale of systems in the BellSouth Transaction.

                  Interest expense increased $149,000 during the six months ended June 30, 1998 to $21.3 million, as compared to $21.1 million during the same period of 1997. The increase in interest expense primarily resulted from an increase in non-cash interest charges associated with the Company's 2004 Notes and 2005 Notes. These increased costs were partially offset by lower debt borrowings as a credit facility was terminated in August 1997.

                  The Company consummated an additional closing in conjunction with the BellSouth Transaction resulting in the majority of its $3.2 million gain on sale of wireless cable systems and assets for the period ended June 30, 1998.

                  Interest income increased approximately $735,000 compared to the six months ending June 30, 1997 primarily because of increased cash balances available for investment. The increased cash levels were the result of asset sales to BellSouth Wireless.

                  The Company recognized an extraordinary gain of $37.0 million in conjunction with its Tender Offer for a portion of its outstanding 2004 and 2005 Notes.

                           PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, on or about February 17, 1994, Fresno Telsat, Inc. ("FTI"), the former 35% general partner of Fresno MMDS Associates ("the Fresno Partnership") which operates the Fresno, Merced and Visalia wireless cable systems (65% owned by the Company), filed a Complaint in the Superior Court of the State of California for the County of Monterey against Robert D. Hostetler, Terry J. Holmes, the Company, and certain other named and unnamed defendants. From 1989 through June 10, 1993, Mr. Hostetler was a member of the Board of Directors and President of FTI. Mr. Hostetler and his wife currently own approximately 28% of the outstanding capital stock of FTI. Mr. Hostetler has been employed by the Company since December 10, 1993 and became a Director of the Company in March 1994. In January 1996, Mr. Hostetler was appointed President and Chief Executive Officer of the Company. From 1991 until June 1995, Mr. Holmes was General Manager of the Fresno Partnership. He is currently Managing Director of the Fresno Partnership. Mr. Holmes has been employed by the Company since June 1995, and became Senior Vice President of the Company in September 1997. The Complaint alleged that, while Mr. Hostetler was a director and employee of FTI, he engaged in wrongful conduct, including misappropriation of corporate opportunity, fraud and unfair competition by exploiting business opportunities that were the property of FTI. The Complaint also alleged that Mr. Holmes engaged in a misappropriation of corporate opportunities belonging to FTI. The Complaint further alleged that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to FTI and that the Company and the unnamed defendants engaged in wrongful interference with fiduciary relationship by intentionally causing Mr. Hostetler to breach his fiduciary duty to FTI and causing Mr. Hostetler to wrongfully transfer FTI's corporate opportunities to the Company.

                  A trial began on February 2, 1998. On March 12, 1998, the jury returned a verdict. The verdict essentially concluded that the defendants Hostetler and Holmes engaged in no wrongful conduct as alleged by the plaintiff. Because the plaintiff's claims against the Company had to be resolved by the Court, rather than the jury, that verdict did not constitute a conclusive determination in favor of the Company. Pursuant to a settlement between the parties, on July 10, 1998, the complaint against the Company and Mr. Holmes was dismissed with prejudice, thereby resolving all disputes between FTI and the Company and Mr. Holmes. The litigation continues as to Mr. Hostetler.

                  On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against the Fresno Partnership, the Company and others entitled Peter Mehas, Fresno County Superintendent of Schools vs. Fresno Telsat Inc., an Indiana corporation, et al., in the Superior Court of the State of California, Fresno County. The complaint alleges that a channel lease agreement between the Fresno Partnership and the Fresno County school system has expired. The Plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. Trial is scheduled to begin September 28, 1998. The parties are conducting discovery. The Company believes that both it and the Fresno Partnership possess valid defenses to the action.

                  In addition, the Company is occasionally a party to legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of these matters will not have a material adverse effect on the Company.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  a) The annual meeting of stockholders of American Telecasting, Inc. was held on April 23, 1998.

                  b) At the annual meeting of stockholders, the reelection of Donald R. DePriest, Richard F. Seney, Robert D. Hostetler, Mitchell R. Hauser, James S. Quarforth and Carl A. Rosberg as directors to serve until the 1999 annual meeting of stockholders was considered.

                  c) Other matters voted upon at the meeting included ratification of the appointment of Arthur Andersen LLP as independent public accountants for the Company for 1998.

                  d) The director-nominees were elected and all proposals were approved. The voting results were as follows.

                                                                     Votes      Votes                     Broker
                        Proposal                      Votes For     Against    Withheld    Abstained     Non-Votes
                                                      ----------   ---------  ----------  -----------   -----------
                        Election as director:
                           Donald R. DePriest         22,431,988       --        97,672         --            --
                           Richard F. Seney           22,462,475       --        67,185         --            --
                           Robert D. Hostetler        22,457,775       --        71,885         --            --
                           Mitchell R. Hauser         22,205,075       --       324,585         --            --
                           James S. Quarforth         22,205,075       --       324,585         --            --
                           Carl A. Rosberg            22,202,575       --       327,085         --            --

                        Ratification of the
                          appointment of Arthur
                          Andersen LLP as
                          independent public
                          accountants for the
                          Company for 1997            22,341,811     40,866        --        146,983          --

         ITEM 5.  OTHER INFORMATION

         Two-way Authorization

                  In March 1997, the Company, in consortium with several other wireless cable operators and entities, filed a petition for rule making with the Federal Communications Commissions ("FCC") for two-way use of its spectrum. In October 1997, the FCC issued a notice of proposed rule making to authorize two-way use of Multi-point distribution System ("MDS") and Instructional Television Fixed Service ("ITFS") channels. The initial comment period closed in January 1998. The period for reply comments closed in February 1998. Another public comment period was opened by the FCC in June 1998 and closed in July 1998. The Company now anticipates the FCC will issue formal rules for two-way use of MDS and ITFS spectrum, as well as rules expediting the process to grant two-way licenses, during the third quarter of 1998. Assuming these rules are issued by the FCC, the Company will begin applying for two-way licenses in selected markets during subsequent filing windows established by the FCC. The Company estimates the earliest it could have a two-way license granted is the third quarter of 1999. There can be no assurance regarding if and when the FCC will issue formal rules for two-way use of MDS and ITFS spectrum or regarding the ability of the Company to obtain a license under such rules.

                  The two-way licensing process will require substantial frequency engineering studies and negotiations with other MDS and ITFS license holders in markets adjacent to that of a two-way license application. These studies and negotiations are expected to significantly increase the implementation costs of two-way digital services. The process may likely involve channel swapping among licensees within individual markets. Without a strategic partner, the Company will not have the capital resources necessary to fund these costs and implement its digital strategy.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  10.1  Retention and Achievement Incentive Agreement with Robert D. Hostetler
                  10.2  Retention and Achievement Incentive Agreement with David K. Sentman
                  10.3  Retention and Achievement Incentive Agreement with Terry J. Holmes
                  10.4  Retention and Achievement Incentive Agreement with Nasser Sharabianlou
                  10.5  Retention and Achievement Incentive Agreement with Bryan H. Scott
                  10.6  Key Employee Retention Agreement

                  27. Financial Data Schedule (filed only electronically with the SEC).

         (b)      Reports on Form 8-K.

                           The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

                  (i) Current Report on Form 8-K dated April 9, 1998 to report, under Item 5, that the Company is commencing a tender offer for a portion of its outstanding Senior Discount Notes due 2004 and a portion of its outstanding Senior Discount Notes due 2005;

                  (ii) Amendment to Current Report on Form 8-K dated April 9, 1998 filed April 24, 1998 to report, under Item 5, the Company has amended its solicitation of consents made in conjunction with the tender offer to propose amendments to the indentures which would permit the Company to retain or use a portion of the net proceeds received by it under an Asset Purchase Agreement without regard to the 270 day reinvestment period provided for in the indentures;

                  (iii) Amendment to Current Report on Form 8-K dated April 9, 1998 filed April 29, 1998 to report, under Item 5, the Company had received consents from the holders of a majority of its outstanding 2004 Notes and 2005 Notes in connection with its solicitation of consents in connection with the tender offer to amend and waive certain provisions of the indentures;

                  (iv) Amendment to Current Report on Form 8-K dated April 9, 1998 filed May 11, 1998 to report, under Item 5, the Company had announced that approximately $95.3 million aggregate principal amount at maturity of its outstanding 2004 Notes and approximately $137.3 million aggregate principal amount at maturity of its outstanding 2005 Notes had been tendered pursuant to the offer; and

                  (v) Amendment to Current Report on Form 8-K dated April 9, 1998 filed May 15, 1998 to report, under Item 5, the Company announced that after applying proration procedures necessary to limit aggregate offer consideration to $17.5 million, it had purchased approximately $30.2 million aggregate principal amount at maturity of 2004 Notes and approximately $43.5 million aggregate principal amount at maturity of 2005 Notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMERICAN TELECASTING, INC.



Date:          August 14, 1998                By: /s/ David K. Sentman
       -------------------------------            -----------------------------
                                              David K. Sentman
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial Officer)


Date:          August 14, 1998                By: /s/ Fred C. Pattin Jr.
       -------------------------------            -----------------------------
                                              Fred C. Pattin Jr.
                                              Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


       Exhibit                        Description
       -------                        -----------
         10.1       Retention and Achievement Incentive Agreement with Robert D. Hostetler

         10.2       Retention and Achievement Incentive Agreement with David K. Sentman

         10.3       Retention and Achievement Incentive Agreement with Terry J. Holmes

         10.4       Retention and Achievement Incentive Agreement with Nasser Sharabianlou

         10.5       Retention and Achievement Incentive Agreement with Bryan H. Scott

         10.6       Key Employee Retention Agreement

         27.        Financial Data Schedule (filed only electronically with the SEC).