Form 10-Q
period 1998-09-30
AMERICAN TELECASTING INC/DE/
filed 1998-11-17
CIK 913271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             September 30, 1998
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ----------------------

Commission File Number:

                                     0-23008
--------------------------------------------------------------------------------

                           AMERICAN TELECASTING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                                                54-1486988
--------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

   5575 Tech Center Drive, Colorado Springs, CO                                   80919
  ----------------------------------------------                           --------------------
    (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code:                          (719) 260 - 5533
                                                                           --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

As of November 12, 1998, 25,743,607 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           AMERICAN TELECASTING, INC.

                                      INDEX



                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION.

Item 1.       Financial Statements
               Condensed Consolidated Balance Sheets -
                December 31, 1997 and September 30, 1998.........................3

              Condensed Consolidated Statements of Operations -
               Three and Nine Months Ended September 30, 1997 and 1998...........4

              Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1997 and 1998.....................5

              Notes to Condensed Consolidated Financial Statements...............6

Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................13

PART II. OTHER INFORMATION.

Item 1.       Legal Proceedings.................................................23

Items 2-4.    Not applicable

Item 5.       Other Information.................................................25

Item 6.       Exhibits and Reports on Form 8-K..................................26

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                        December 31,       September 30,
                                                                            1997              1998
                                                                       --------------     --------------
                                                                                           (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents ......................................    $        9,125     $       11,775
   Trade accounts receivable, net .................................             1,091              1,044
   Notes receivable ...............................................               351                377
   Prepaid expenses and other current assets ......................             2,722              2,245
                                                                       --------------     --------------
Total current assets ..............................................            13,289             15,441
Property and equipment, net .......................................            60,166             43,385
Deferred license and leased license acquisition costs, net ........           131,017            119,982
Cash available for asset purchases or debt repayment ..............            31,658             11,629
Restricted escrowed funds .........................................             6,395              2,000
Goodwill, net .....................................................            14,296             11,167
Deferred financing costs, net .....................................             4,294              3,074
Other assets, net .................................................               483                364
                                                                       --------------     --------------
         Total assets .............................................    $      261,598     $      207,042
                                                                       ==============     ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses ...........................    $       12,614     $       12,153
  Current portion of long-term obligations ........................             3,284                409
  Customer deposits ...............................................               363                209
                                                                       --------------     --------------
         Total current liabilities ................................            16,261             12,771
Deferred income taxes .............................................             1,275                102
2004 Notes ........................................................           156,897            148,341
2005 Notes ........................................................           135,137            118,539
Other long-term obligations, net of current portion ...............             1,252                899
                                                                       --------------     --------------

         Total liabilities ........................................           310,822            280,652

COMMITMENTS AND CONTINGENCIES (SEE NOTE 4)

STOCKHOLDERS' DEFICIT:
Class A Common Stock, $.01 par value; 45,000,000 shares authorized;
   25,743,607 shares issued and outstanding .......................               257                257
Class B Common Stock, $.01 par value; 10,000,000 shares authorized;
   no shares issued and outstanding ...............................              --                 --
Additional paid-in capital ........................................           189,413            189,413
Common Stock warrants outstanding .................................            10,129             10,129
Accumulated deficit ...............................................          (249,023)          (273,409)
                                                                       --------------     --------------
     Total stockholders' deficit ..................................           (49,224)           (73,610)
                                                                       --------------     --------------
         Total liabilities and stockholders' deficit ..............    $      261,598     $      207,042
                                                                       ==============     ==============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                       ---------------------------      ----------------------------
                                                          1997             1998            1997              1998
                                                       -----------     -----------      -----------      -----------
Revenues:
   Service and other ...............................   $    14,061     $    11,393      $    45,179      $    36,349
   Installation ....................................           246              93              787              472
                                                       -----------     -----------      -----------      -----------
Total revenues .....................................        14,307          11,486           45,966           36,821
Costs and Expenses:
   Operating .......................................         8,100           8,151           27,227           23,870
   Marketing .......................................           666             200            2,197            1,609
   General and administrative ......................         5,287           4,404           15,736           15,740
   Depreciation and amortization ...................        11,499          10,722           37,108           30,741
                                                       -----------     -----------      -----------      -----------
Total costs and expenses ...........................        25,552          23,477           82,268           71,960
                                                      -----------     -----------      -----------      -----------
Loss from operations ...............................       (11,245)        (11,991)         (36,302)         (35,139)
Interest expense ...................................       (12,287)         (9,940)         (33,414)         (31,216)
Interest income ....................................           422             155              772            1,241
Gain/(loss) on sale of wireless cable
   systems and assets ..............................        35,944            (823)          35,944            2,396
Other income .......................................           234             106              673              148
                                                       -----------     -----------      -----------      -----------
Income/(loss) before income tax (expense)/benefit ..        13,068         (22,493)         (32,327)         (62,570)
Income tax (expense)/benefit .......................        (1,123)          1,173           (1,123)           1,173
                                                       -----------     -----------      -----------      -----------
Income/(loss) before extraordinary item ............        11,945         (21,320)         (33,450)         (61,397)
Extraordinary gain on extinguishment of debt .......            --              --               --           37,011
                                                       -----------     -----------      -----------      -----------
Net income/(loss) ..................................   $    11,945     $   (21,320)     $   (33,450)     $   (24,386)
                                                       ===========     ===========      ===========      ===========

Basic and diluted net income/(loss) per share:
   Loss per share before extraordinary gain on
     extinguishment of debt ........................   $       .46     $      (.83)     $    ( 1.32)     $     (2.39)
   Income per share from extraordinary gain on
     extinguishment of debt ........................            --              --               --             1.44
                                                       -----------     -----------      -----------      -----------
   Basic and diluted income/(loss) per share .......   $       .46     $      (.83)     $     (1.32)     $      (.95)
                                                       ===========     ===========      ===========      ===========

Weighted average number of common
    shares outstanding .............................   $25,743,607     $25,743,607      $25,362,081      $25,743,607
                                                       ===========     ===========      ===========      ===========



      See accompanying Notes to Condensed Consolidated Financial Statements.

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                        1997            1998
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................................    $   (33,450)    $   (24,386)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Extraordinary gain on early extinguishment of debt .........             --         (37,011)
    Depreciation and amortization ..............................         37,108          30,741
    Amortization of debt discount and deferred financing costs .         31,145          31,069
    Bond appreciation rights and warrants ......................          1,345             (45)
    Minority interest income ...................................           (327)           (363)
    Gain on disposition of wireless cable systems and assets ...        (35,944)         (2,396)
    Other ......................................................          1,111             259
    Changes in operating assets and liabilities ................          5,433          (4,188)
                                                                    -----------     -----------
       Net cash used in operating activities ...................          6,421          (6,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..........................         (7,956)        (10,390)
  Additions to deferred license and leased license
    acquisition costs ..........................................           (995)         (5,593)
  Proceeds from disposition of wireless cable systems and assets         47,106          19,213
  Cash available for asset purchases or debt repayment .........        (31,658)         20,029
  Restricted escrowed funds ....................................         (6,287)          6,560
  Net cash used in acquisitions ................................         (3,416)         (1,526)
                                                                    -----------     -----------
      Net cash used in/provided by investing activities ........         (3,206)         28,293

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facilities ...........................          6,155              --
  Principal payments on revolving credit facilities ............         (9,105)             --
  Increase in deferred financing costs .........................         (1,285)             --
  Contributions by minority interest holder ....................            462              --
  Redemption of exchangeable debt warrants .....................           (850)             --
  Cash used in bond tender offer ...............................             --         (17,996)
  Principal payments on notes payable ..........................         (1,700)           (542)
  Principal payments on capital lease obligations ..............           (707)           (785)
                                                                    -----------     -----------
     Net cash used in financing activities .....................         (7,030)        (19,323)
                                                                    -----------     -----------
  Net increase in cash and cash equivalents ....................         (3,815)          2,650
  Cash and cash equivalents, beginning of period ...............         18,476           9,125
                                                                    -----------     -----------
  Cash and cash equivalents, end of period .....................    $    14,661     $    11,775
                                                                    ===========     ===========



      See accompanying Notes to Condensed Consolidated Financial Statements

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BUSINESS DESCRIPTION

         History and Organization

                  American Telecasting, Inc. ("the Company") owns and operates a network of wireless cable television systems providing subscription television service. The Company and its subsidiaries are collectively referred to herein as the "Company." As of September 30, 1998, the Company owned and operated 32 wireless cable systems located throughout the United States (the "Developed Markets"). The Company also has significant wireless cable (microwave) frequency interests in 19 other U.S. markets (the "Undeveloped Markets").

         Risks and Other Important Factors

                   The Company has experienced negative cash flow from operations in each year since its inception. Although certain of the Company's more established systems currently generate positive cash flow from operations, the sale of six operating systems to BellSouth Wireless Cable, Inc. ("BellSouth Wireless") since August 1997 (see "BellSouth Transaction") has resulted in a decline in operating cash flow. The Company's business strategy to decrease analog video subscribers has also resulted in a decline in revenue and operating cash flow. Internet access service and two-way broadband data and telephony trials are in the early stages of deployment and development, respectively. The increased costs to introduce and test these digital services is negatively impacting the Company's operating cash flow. This negative trend is expected to continue for the foreseeable future. Unless and until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources, or sell assets, to satisfy its working capital and capital expenditure needs. Under current capital market and capital structure conditions, the Company does not expect to be able to raise significant capital by issuing equity securities or additional debt.

                  Cash interest payments on the 2004 Notes and the 2005 Notes are required to commence on December 15, 1999 and February 15, 2001, respectively. The aggregate interest payments on the 2004 Notes and the 2005 Notes are approximately $11.4 million, $28.4 million and $40.7 million, in 1999, 2000, and 2001, respectively, after adjusting for the completion of a bond tender offer that expired on October 8, 1998.

                  Without new investments in the Company, or a capital restructuring, it is unlikely the Company will be able to make cash interest payments on the 2004 and 2005 Notes or meet its obligations by the end of 1999, or earlier. While any such restructuring, should it occur, could take a variety of forms, it is likely a restructuring could involve an exchange of some of the outstanding debt for stock in the Company resulting in a very substantial dilution to existing stockholders. If new investments are not received, or a capital restructuring is not undertaken, the Company will be required, at a minimum, to curtail its operations and development plans, which curtailment could involve, among other things, further reductions in the Company's workforce, closing certain operating businesses or discontinuing certain activities, including but not limited to, Internet access service and two-way broadband data and telephony trials.

                  The Company has been advised by its independent public accountants that if additional financing or a capital restructuring has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 1998, their auditors' report on those financial statements will be modified to express substantial doubt as to the Company's ability to continue as a going concern.

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

                  On August 12, 1997, the Company completed the first closing of the BellSouth Transaction, which involved transferring to BellSouth Wireless the Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. The escrow balance, plus accrued interest of approximately $200,000, was released to the Company on August 12, 1998. On March 25, 1998, the Company closed on additional channels in the Ft. Myers and Jacksonville, Florida markets for cash consideration of approximately $2.9 million which is reflected as a gain in the accompanying Condensed Consolidated Statements of Operations.

                  In conjunction with the BellSouth Transaction, the Company agreed to sell its hardwire cable television system in Lakeland, Florida. On February 18, 1998, this system was sold to Time Warner Entertainment - Advance Newhouse Partnership for approximately $1.5 million. A gain on the disposition of approximately $300,000 is reflected in the accompanying Condensed Consolidated Statements of Operations. As of the date of closing, the Lakeland hardwire cable television system served approximately 2,300 subscribers.

                  On July 15, 1998, the Company completed an additional closing of the BellSouth Transaction, which transferred to BellSouth Wireless the Company's wireless operating system and channel rights in Lakeland, Florida. As of the date of closing, the Lakeland wireless cable system served approximately 8,200 subscribers. The proceeds received by the Company were approximately $12.0 million, of which $2.1 million was placed in escrow. The Company closed on additional channels in the Lakeland, Florida market for cash consideration of approximately $5.0 million. On August 12, 1998, the Company also received approximately $165,000 on August 12, 1998, which represents a portion of the escrow from the initial Lakeland closing which occurred on July 15, 1998. A net loss of approximately $823,000 was recorded on the Lakeland wireless cable system transactions. Under the terms of the BellSouth Agreement, additional closings are possible through August 1999. The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated. If additional closings occur, the Company presently estimates that total gross proceeds will be less than $10 million.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Reclassifications

                  Certain amounts from the prior year's consolidated financial statements have been reclassified to conform with the 1998 presentation.

         Cash and Cash Equivalents

                  The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 1998, cash equivalents principally consisted of money market funds, commercial paper, federal government/agency debt securities, and other short-term, investment-grade, interest-bearing securities. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets.

         Cash Available for Asset Purchases or Debt Repayment and Restricted Escrow Funds

                  Cash available for asset purchases or debt repayments represents the amounts remaining as of December 31, 1997, and September 30, 1998, from the BellSouth closings that occurred in 1997 and 1998. These funds were restricted pursuant to the Indentures (as defined herein). As a result of certain waivers granted in connection with the Company's First Tender Offer dated April 9, 1998 (more fully described in Note 3), the remaining proceeds received from the BellSouth closings occurring before May 7, 1998 are no longer restricted by the Indentures. Restricted cash proceeds as of September 30, 1998 were entirely used in a debt tender offer, which was completed in October 1998 (see Note 3).

                  Restricted escrowed funds as of December 31, 1997, represents amounts placed in escrow at the closing of the five BellSouth properties occurring on August 12, 1997, which was approximately $6.4 million. The escrowed funds, plus accrued interest of approximately $200,000, were released to the Company on August 12, 1998. Restricted escrowed funds of $2.0 million, as of September 30, 1998, represent a twelve-month escrow related to the Lakeland wireless cable system sale, which occurred on July 15, 1998.

         Net Income (Loss) Per Share

                  Basic and diluted net income (loss) per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Options and warrants to purchase shares of common stock were not included in the computation of net income (loss) per share as the effect would not be dilutive. As a result, the basic and diluted losses per share amounts are identical.

         Recently Adopted Accounting Pronouncements

                  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." On January 1, 1998, the Company adopted SFAS No. 130.

                  SFAS No. 130 requires "comprehensive income," to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "total comprehensive income" for the three months and nine months ended September 30, 1997 and 1998.

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

                  The Accounting Standards Executive Committee ("ACSEC") has issued Statement of Position 98-5 ("SOP 98-5") regarding the "Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998. Under SOP 98-5 the Company will be required to expense all unamortized pre-launch costs for non-operative systems as a cumulative effect of change in accounting principles, and to expense all future start-up costs. The Company currently estimates the adoption of SOP 98-5 will result in a charge of approximately $2.0 million.

3.       DEBT

                  Long-term debt at September 30, 1998 consisted of the following (in thousands):


         2004 Notes...............................        $  148,341
         2005 Notes...............................           118,539
         Notes payable............................               266
         Capital leases...........................               460
                                                          ----------
             Total................................           267,606
             Less current portion.................               409
                                                          ----------
             Long-term debt.......................        $  267,197
                                                          ==========

                  In 1997, in connection with a credit facility that was later terminated, the Company issued 4,500 Bond Appreciation Rights ("BARs") that remain outstanding as of September 30, 1998. Amounts payable in connection with the BARs is based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The change in the value of the BARs is reflected as interest expense in the accompanying financial statements. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of each 2004 Note on the closing date less $290, or such lower amount to reflect certain distributions to bondholders. The net value of the BARs is payable to holders of the BARs in cash. As of September 30, 1998, the Company had no accrued liability associated with the BARs.

         Bond Tender Offers

                  On April 9, 1998, the Company offered $17.5 million (the "Tender Offer") for a portion of its outstanding 2004 Notes and a portion of its outstanding 2005 Notes at a cash price of $255 per $1,000 principal amount at maturity of the 2004 Notes purchased and $225 per $1,000 principal amount at maturity of the 2005 Notes purchased (collectively the "Notes").

                  On May 13, 1998, in connection with the Tender Offer, the Company purchased approximately $30.2 million aggregate principal amount at maturity of 2004 Notes (approximate accreted value of $25.3 million) and approximately $43.5 million aggregate principal amount at maturity of 2005 Notes (approximate accreted value of $30.6 million). The Company recognized an extraordinary gain of approximately $37.0 million upon the early extinguishment of the Notes.

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

                  The Amendments amend the Asset Disposition Covenants in the case of any and all Net Available Proceeds received by the Company from
         (i) dispositions under the BellSouth Agreement that close after May 7, 1998, and (ii) the approximately $2.0 million in proceeds that were received from an escrow account related to a BellSouth closing occurring on July 15, 1998.

                  Pursuant to the Amendments, no later than 30 days after the aggregate amount of Net Available Proceeds first equals or is greater than $10 million, the Company is obligated to utilize 57% of the amount of such Net Available Proceeds to make an offer (the "Initial Offer") to purchase the outstanding Notes, at a purchase price in cash equal to the greater of (i) $280.50 per $1,000 principal amount at maturity in the case of the 2004 Notes and $247.50 per $1,000 principal amount at maturity in the case of the 2005 Notes or (ii) the market value of the Notes as determined on the date preceding the date of the commencement of the required offer by Donaldson, Lufkin & Jenrette Securities Corporation, the financial advisor to the Company. In addition, any and all financial advisor, legal and other costs and fees incurred by the Company in connection with completing or facilitating any future BellSouth dispositions, escrow proceeds, or any required offer shall be deemed to reduce the amount of Net Available Proceeds. If the aggregate principal amount of Notes tendered by holders thereof pursuant to a required offer exceeds the amount of the 57% of the Net Available Proceeds to be used for the purchase of the Notes, the Notes shall be selected for purchase on a pro rata basis.

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

                  The Company's recent transaction with BellSouth Wireless involving the sale of the Company's operating system in Lakeland, Florida, the closing on additional channels in Lakeland, Florida and the release of the restricted escrowed funds from the first closing of the BellSouth Transaction provided cash to the Company of approximately $21.6 million. Because the combination of these funds, net of financial advisor, legal and other costs, exceeded $10 million, the Company was obligated to make the Initial Offer to purchase outstanding notes.

                  On September 11, 1998, the Company commenced the Initial Offer of $11.6 million for a portion of its outstanding 2004 Notes and a portion of its outstanding 2005 Notes at a cash price of $280.50 per $1,000 principal amount at maturity of the 2004 Notes purchased and $247.50 per $1,000 principal amount at maturity of the 2005 Notes purchased.

                  On October 15, 1998, in connection with the Initial Offer, the Company purchased approximately $21.5 million aggregate principal amount at maturity of 2004 Notes (approximate accreted value of $19.3 million) and approximately $22.6 million aggregate principal amount at maturity of 2005 Notes (approximate accreted value of $17.0 million). The Company will recognize an extraordinary gain, in the fourth quarter of 1998, of approximately $22.0 million upon the early extinguishment of the Notes.

                  Upon completion of the Initial Offer, the amount of Net Available Proceeds was reset at zero. Thereafter, at such time the amount of Net Available Proceeds from subsequent asset dispositions to BellSouth Wireless exceeds $5 million, the Company shall be obligated to utilize 57% of the amount of such Net Available Proceeds to make a subsequent required offer, subject to the same terms and conditions set forth above applicable to the Initial Offer.

4.       COMMITMENTS AND CONTINGENCIES

         Litigation

                   In February 1994, a complaint was filed by Fresno Telsat, Inc. ("FTI") in the Superior Court of the State of California for the County of Monterey against Mr. Hostetler (a director, President and Chief Executive Officer of the Company), the Company, and other named (including Mr. Holmes, an employee of the Company) and unnamed defendants. The Complaint alleged damages against the Company of approximately $220 million and that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to FTI. The trial began on February 2, 1998. On March 12, 1998, the jury returned a verdict. The verdict essentially concluded that the defendants Hostetler and Holmes engaged in no wrongful conduct as alleged by the plaintiff. Because the plaintiff's claims against the Company had to be resolved by the Court, rather than the jury, that verdict did not constitute a conclusive determination in favor of the Company. Pursuant to a settlement, the complaint against the Company and Mr. Holmes was dismissed with prejudice on July 10, 1998, thereby resolving all disputes between FTI and the Company and Mr. Holmes. On October 20, 1998, the Court entered judgment in favor of Mr. Hostetler on all claims against him and ordered plaintiff to pay certain of his costs as required by law.

                  On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against Fresno MMDS Associates (the "Fresno Partnership"), the Company and others entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telsat Inc., an Indiana corporation, et al., in the Superior Court of the State of California, Fresno County. The complaint alleges that a channel lease agreement between the Fresno Partnership and the Fresno County school system has expired. The Plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The trial is scheduled to begin December 14, 1998. The parties are conducting discovery.

                  On or about October 13, 1998, Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982, filed a lawsuit against the Company entitled Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982 v. American Telecasting, Inc., in the United States District Court for the District of Colorado. The complaint alleges that the Company owes the plaintiffs $1,250,000 due on a note which matured on September 15, 1998. The complaint seeks payment of $1,250,000 plus attorneys fees, interest and consequential damages not to exceed $1,000,000. The Company has responded to the complaint by asserting that plaintiffs are not entitled as a matter of law to recover any consequential damages. The Company believes that it has no obligation to pay the $1,250,000 due under the note, which is the subject of this complaint because certain conditions expressly set forth in the note have not occurred. The Company has not yet answered the complaint and no discovery has occurred. No trial date has been set.

                  The Company is occasionally a party to other legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

         Executive and Key Employee Retention Program

                   Effective July 1, 1998, the Board of Directors approved a Retention and Achievement Incentive Program ("Executive Program") for certain of its executive officers. Under the Executive Program, the executive officers of the Company are each eligible to receive cash retention payments of $40,000-$50,000 if such individuals remain in the Company's employment through June 30, 1999 or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments that are payable under the Executive Program are approximately $240,000. In addition, the Executive Program also provides for the payment of achievement incentives to these executives if the average closing price of the Company's Class A Common Stock is $2.00 per share or higher for the average of the last 20 trading days of June 1999. One-half of the achievement incentives are payable if such average closing price is $2.00 per share, and the full achievement incentives are payable if such average closing price per share is $3.00 per share or higher. If achievement incentives are payable, then the first 40% of such incentives are payable by the Company in cash, and the remaining 60% may be paid in cash or Class A Common Stock, or a combination thereof, at the discretion of the Company. Appropriate adjustments in the achievement incentives will be made to give effect to changes in the Class A Common Stock resulting from subdivisions, consolidations or reclassifications of the Class A Common Stock, the payment of dividends or other distributions by the Company (other than in the ordinary course of business), mergers, consolidations, combinations or similar transactions or other relevant changes in the capital of the Company. The maximum aggregate achievement payments that are payable under the Executive Program are approximately $900,000. The Executive Program is evidenced by agreements between the Company and each executive officer. Amounts payable under the Executive Program are independent of any obligations of the Company, including severance payments, under employment agreements or other bonus programs. No amounts have been paid by the Company under the Executive Program.

                  The Board of Directors also approved, effective July 1, 1998, a Retention Program ("Key Employee Program") for key employees (other than executive officers) as designated by the Chief Executive Officer. Under the Key Employee Program, approximately 20 key employees selected to date are each eligible to receive cash retention payments of $12,500-$40,000 if such individuals remain in the Company's employment through June 30, 1999, or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments presently payable under the Key Employee Program are approximately $520,000. In addition, the Key Employee Program offers severance benefits ranging from three to nine months of base salary to certain key employees in the event that their employment with the Company is terminated without cause on or before December 31, 1999. The maximum aggregate termination payments presently payable under the Key Employee Program are approximately $570,000. The Key Employee Program is evidenced by agreements between the Company and each key employee.

                  Approximately $183,000 was accrued under the Executive and Key Employee Program as of September 30, 1998. No retention, achievement incentives or termination payments are payable to any executive officer or key employee who voluntarily terminates employment with the Company or whose employment is terminated by the Company for cause.

         Fresno MMDS Associates Transaction

                  On July 10, 1998, the Company purchased from FTI the remaining 35% partnership interest that it did not already own in Fresno MMDS Associates for cash consideration of $1.5 million plus contingent cash consideration of up to $255,000. The Company assumed no liabilities of the partnership. Through two of its subsidiaries, the Company is now the 100% owner of Fresno MMDS Associates. Payment of some or all of the $255,000 is related to the outcome of the litigation entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telstat Inc., an Indiana corporation et al. Mr. Hostetler and his wife currently own approximately 28% of the outstanding capital stock of FTI. They have asserted claims against FTI as creditors. Mr. and Mrs. Hostetler are also engaged in disputes with other creditors and shareholders of FTI regarding their respective entitlements to the assets of FTI. The money already paid by the Company to FTI to acquire FTI's partnership interest in Fresno MMDS Associates, and the contingent consideration which may be paid in the future, presently constitute the principal sources of funds available to satisfy the claims of the various parties to the disputes. The parties are engaged in settlement discussions.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; the Company's inability to develop and implement new services such as high-speed Internet access, two-way multi-media services and digital video; the Company's inability to obtain the necessary authorizations from the Federal Communications Commission ("FCC") for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; a failure by the Company to attract strategic partners; or capital restructuring by the Company, general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

         INTRODUCTION

                  Since inception, the Company has focused principally on developing and operating analog wireless cable systems to provide multiple channel television programming similar to that offered by franchise cable companies. The Company's strategy is, in part, to maximize operating cash flow from its analog video operations, while continuing to explore the development of digital wireless services, such as high-speed Internet access, two-way multimedia services (i.e. Internet and telephony) and digital video. During 1997, the Company launched an asymmetrical high-speed Internet access service in its Colorado Springs, Colorado market branded as "WantWEB." WantWEB was launched in Denver, Colorado and Portland, Oregon in February 1998. The Company's Internet strategy is to initially launch commercial operations in a small number of markets in order to evaluate the long-term viability and financial returns of the business. As part of this evaluation, the Company is planning to add subscribers at a limited, measured pace in its Colorado and Oregon systems. The Company has discontinued plans to deploy its WantWEB service commercially in Seattle, Washington.

                  While the Company has begun planning and testing the digital wireless services described above, it has introduced high-speed Internet access service only on a limited basis and has not commercially introduced two-way multi-media or digital video services. The Company's ability to introduce these services on a broad commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company and increased competition for the renewal of channel lease agreements), the availability of appropriate transmission and reception equipment on satisfactory terms, the expertise of the Company's management, and the Company's ability to obtain the necessary Federal Communications Commission ("FCC") licenses in a timely fashion. There is also uncertainty regarding the degree of subscriber demand for these services, especially at pricing levels at which the Company can achieve an attractive return on investment. Moreover, the Company expects that the market for any such services will be extremely competitive.

                  During 1998, the Company has taken certain actions aimed at further reducing its costs and conserving its limited cash resources. Such measures have included a reduction in the size of the Company's workforce of about 15% since the beginning of the year and decreases in capital expenditures and discretionary expenses. The Company has intentionally curtailed growth in its analog video business by not investing the capital resources necessary to replace subscribers who chose to stop receiving the Company's service ("Subscriber Churn"). The Company's analog video strategy is based upon several factors, including the limited capital resources available to maintain the Company's business at current levels and management's belief that the most attractive returns on investment are likely to be based on digital technologies. In an effort to minimize customer growth and investment in new customer additions, the Company significantly increased installation rates charged to new video subscribers. These price increases have substantially reduced video subscriber additions. The Company's business strategy regarding analog video subscribers is expected to result in a further decline in subscribers, revenue and operating cash flow. This negative trend is expected to continue for the foreseeable future until the Company is able to successfully introduce and market alternative digital services. Moreover, at this time, the Company does not generally intend to further develop any of its Undeveloped Markets using analog video technology. The Company is also exploring alternatives for maximizing the value of its analog video subscribers. Unless and until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or sell assets to satisfy its working capital and capital expenditure needs.

                  Without new investments in the Company, or a capital restructuring, it is unlikely the Company will be able to make cash interest payments on the 2004 and 2005 Notes or meet its obligations by the end of 1999, or earlier. While any such restructuring, should it occur, could take a variety of forms, it is likely a restructuring could involve an exchange of some of the outstanding debt for stock in the Company resulting in a very substantial dilution to existing stockholders. If new investments are not received, or a capital restructuring is not undertaken, the Company will be required, at a minimum, to curtail its operations and development plans, which curtailment could involve, among other things, further reductions in the Company's workforce, closing certain operating businesses or discontinuing certain activities, including but not limited to, Internet access service and two-way broadband data and telephony trials.

         Multi-Media Services

                  During 1998, the Company initiated technical demonstration trials in Eugene, Oregon and Seattle, Washington using its wireless spectrum to deliver two-way multi-media (i.e. Internet and telephony) services by asynchronous transfer mode technology. The trials will utilize a transceiver and network interface unit ("gateway") located at the subscriber's premises. The transceiver will receive and send information to the transmission tower. The gateway will separate the information streams into voice and data channels. The Company's plan in conducting these trials is to demonstrate the commercial viability of the services by confirming the reliability of the technologies involved, especially for providing broadband wireless bundled services, including high-speed Internet and voice. The equipment being used by the Company is not yet available commercially.

                  The Company intends to continue its development efforts with respect to multi-media services, subject to available liquidity. The commercial introduction of such services in any of the Company's markets would involve substantial capital expenditures, which the Company is unable to make at this time. The Company's ability to commence delivery of multi-media services is also dependent upon, among other things, commercial availability of appropriate transmission and reception equipment on satisfactory terms and certain FCC licenses.

                  The Company will require significant additional capital to fully implement its digital strategy. To meet such capital requirements, the Company is pursuing opportunities to enter into strategic relationships or transactions with other providers of telecommunications, software and multi-media services. These relationships could provide the Company with access to technologies, products, capital and infrastructure. Such relationships or transactions could involve, among other things, joint ventures, sales or exchanges of stock or assets, or loans to or investments in the Company by strategic partners, likely accompanied by some type of capital restructuring of the Company. As of the date of this Report, the Company has not reached any agreements or understandings with respect to such strategic relationships or transactions. However, the Company is continually involved in discussions regarding possible strategic partner investments.

         LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF FUNDS

                  The Company has experienced negative cash flow from operations in each year since inception. Although certain of the Company's more established systems currently generate positive cash flow from operations, the sale of six operating systems to BellSouth Wireless since August 1997 and the Company's business strategy to decrease analog video subscribers have resulted in a decline in revenue and operating cash flow. The Company expects the decline to continue. Internet access service and two-way broadband data and telephony trials are in the early stage of deployment and development, respectively. The increased costs to introduce and test these digital services are negatively impacting the Company's operating cash flow. This negative trend is expected to continue for the foreseeable future. Unless and until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or sell assets to satisfy its working capital and capital expenditure needs.

                  The Company's principal capital and other expenditure requirements for the remainder of 1998 and through 1999 relate to legal and consulting fees associated with pursuing strategic relationships or transactions with telecommunication, software and multi-media companies, the trials of two-way broadband data and telephony services, the purchase of new channels previously committed by the Company, the installation of analog video equipment in new subscribers' premises and the purchase of transmission equipment for new channels. The Company intends to finance these expenditures from existing cash and investment balances, from additional closings under the BellSouth Agreement, if such closings occur, or from other asset sales. Without such closings or sales, the Company will be required, at a minimum, to further curtail its planned capital and other expenditures.

                  The commercial introduction of additional digital services, such as two-way multi-media services and digital video, would require substantial capital expenditures, which the Company is unable to make at this time. The Company is pursuing strategic relationships or transactions with telecommunications, software and multi-media companies to facilitate access to additional capital, among other things. The Company's ability to fully implement its business strategy will depend, among other things, on its ability to attract sufficient additional capital through relationships with strategic partners or otherwise. There can be no assurance that sufficient capital will be available on terms satisfactory to the Company, or at all. The Company has not reached any agreements or understandings with respect to such relationships or transactions and there can be no assurance that any such agreements or understandings will be reached.

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

                  On August 12, 1997, the Company completed the first closing of the BellSouth Transaction, which involved transferring to BellSouth Wireless the Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively. Of such proceeds, $7 million was placed in escrow for a period of twelve months to satisfy any indemnification obligations of the Company. The escrow balance, plus accrued interest of approximately $200,000, was released to the Company on August 12, 1998. In March 1998, the Company closed on additional channels in the Ft. Myers and Jacksonville, Florida markets for cash consideration of approximately $2.9 million, which is reflected as a gain in the accompanying Condensed Consolidated Statements of Operations.

                  On July 15, 1998, the Company completed an additional closing of the BellSouth Transaction, which transferred to BellSouth Wireless the Company's wireless operating system and channel rights in Lakeland, Florida. As of the date of closing, the Lakeland wireless cable system served approximately 8,200 subscribers. The proceeds received by the Company were approximately $12.0 million, of which $2.1 million was placed in escrow. On August 12, 1998, the Company closed on additional channels in the Lakeland, Florida market for cash consideration of approximately $5.0 million. A net loss of approximately $823,000 was recorded on the Lakeland transactions. In addition, the Company also received approximately $165,000, which represents a portion of the escrow from the initial Lakeland closing, which occurred on July 15, 1998. Under the terms of the BellSouth Agreement, additional closings are possible through August 1999. The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.

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

         Executive and Key Employee Retention Program

                  Effective July 1, 1998, the Board of Directors approved a Retention and Achievement Incentive Program ("Executive Program") for certain of its executive officers. Under the Executive Program, the executive officers of the Company are each eligible to receive cash retention payments of $40,000-$50,000 if such individuals remain in the Company's employment through June 30, 1999, or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments that are payable under the Executive Program are approximately $240,000. In addition, the Executive Program also provides for the payment of achievement incentives to these executives if the average closing price of the Company's Class A Common Stock is $2.00 per share or higher for the average of the last 20 trading days of June 1999. One-half of the achievement incentives are payable if such average closing price is $2.00 per share, and the full achievement incentives are payable if such average closing price per share is $3.00 per share or higher. If achievement incentives are payable, then the first 40% of such incentives are payable by the Company in cash, and the remaining 60% may be paid in cash or Class A Common Stock, or a combination thereof, at the discretion of the Company. Appropriate adjustments in the achievement incentives will be made to give effect to changes in the Class A Common Stock resulting from subdivisions, consolidations or reclassifications of the Class A Common Stock, the payment of dividends or other distributions by the Company (other than in the ordinary course of business), mergers, consolidations, combinations or similar transactions or other relevant changes in the capital of the Company. The maximum aggregate achievement payments that are payable under the Executive Program are approximately $900,000. The Executive Program is evidenced by agreements between the Company and each executive officer. Amounts payable under the Executive Program are independent of any obligations of the Company, including severance payments, under employment agreements or other bonus programs. No amounts have been paid by the Company under the Executive Program.

                  The Board of Directors also approved, effective July 1, 1998, a Retention Program ("Key Employee Program") for key employees (other than executive officers) as designated by the Chief Executive Officer. Under the Key Employee Program, approximately 20 key employees selected to date are each eligible to receive cash retention payments of $12,500-$40,000 if such individuals remain in the Company's employment through June 30, 1999, or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments presently payable under the Key Employee Program are approximately $520,000. In addition, the Key Employee Program offers severance benefits ranging from three to nine months of base salary to certain of the key employees in the event that their employment with the Company is terminated without cause on or before December 31, 1999. The maximum aggregate termination payments presently payable under the Key Employee Program are approximately $570,000. The Key Employee Program is evidenced by agreements between the Company and each key employee.

                  Approximately $183,000 was accrued under the Executive and Key Employee Program as of September 30, 1998. No retention, achievement incentives or termination payments are payable to any executive officer or key employee who voluntarily terminates employment with the Company or whose employment is terminated by the Company for cause.

         OTHER LIQUIDITY AND CAPITAL RESOURCES REQUIREMENTS AND LIMITATIONS

                  On April 9, 1998, the Company tendered an offer (the "Tender Offer") for a portion of its outstanding 2004 Notes and a portion of its outstanding 2005 Notes at a cash price of $255 per $1,000 principal amount at maturity of the 2004 Notes purchased and $225 per $1,000 principal amount at maturity of the 2005 Notes purchased (collectively the "Notes"). The maximum aggregate amount of cash available for the purchase of the Notes pursuant to the offer was $17.5 million.

                  On May 13, 1998, in connection with the Tender Offer, the Company purchased approximately $30.2 million aggregate principal amount at maturity of 2004 Notes (approximate accreted value $25.3 million) and approximately $43.5 million aggregate principal amount at maturity of 2005 Notes (approximate accreted value of $30.6 million). The Company recognized an extraordinary gain of approximately $37.0 million upon early extinguishment of the Notes.

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

                  The Amendments amend the Asset Disposition Covenants in the case of any and all Net Available Proceeds received by the Company from
         (i) dispositions under the BellSouth Agreement that close after May 7, 1998, which are presently estimated at less than $10 million in proceeds depending on the total number of channel leases and licenses ultimately delivered by the Company to BellSouth, and (ii) the approximately $2.0 million in proceeds that were received from an escrow account related to a BellSouth closing occurring on July 15, 1998.

                  Pursuant to the Amendments, no later than 30 days after the aggregate amount of Net Available Proceeds first equals or is greater than $10 million, the Company is obligated to utilize 57% of the amount of such Net Available Proceeds to make an offer (the "Initial Offer") to purchase the outstanding Notes, at a purchase price in cash equal to the greater of (i) $280.50 per $1,000 principal amount at maturity in the case of the 2004 Notes and $247.50 per $1,000 principal amount at maturity in the case of the 2005 Notes and (ii) the market value of the Notes as determined on the date preceding the date of the commencement of the required offer by Donaldson, Lufkin & Jenrette Securities Corporation, the financial advisor to the Company. In addition, any and all financial advisor, legal and other costs and fees incurred by the Company in connection with completing or facilitating any future BellSouth dispositions, escrow proceeds, or any required offer shall be deemed to reduce the amount of Net Available Proceeds. If the aggregate principal amount of Notes tendered by holders thereof pursuant to a required offer exceeds the amount of the 57% of the Net Available Proceeds to be used for the purchase of the Notes, the Notes shall be selected for purchase on a pro rata basis.

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

                  The Company's recent transaction with BellSouth Wireless involving the sale of the Company's operating system in Lakeland, Florida, the closing on additional channels in Lakeland, Florida and the release of the restricted escrowed funds from the first closing of the BellSouth Transaction have provided cash to the Company of approximately $21.6 million. Because the combination of these funds, net of financial advisor, legal and other costs, exceeds $10 million, the Company was obligated, no later than September 11, 1998 or earlier, to use 57 % of these Net Available Proceeds to make the Initial Offer to purchase outstanding notes.

                  On September 11, 1998, the Company commenced the Initial Offer of $11.6 for a portion of its outstanding 2004 Notes and a portion of its outstanding 2005 Notes at a cash price of $280.50 per $1,000 principal amount at maturity of the 2004 Notes purchased and $247.50 per $1,000 principal amount at maturity of the 2005 Notes purchased.

                  On October 15, 1998, the Company purchased approximately $21.5 million aggregate principal amount at maturity of 2004 Notes (approximate accreted value of $19.3 million) and approximately $22.6 million aggregate principal amount at maturity of 2005 Notes (approximate accreted value of $17.0 million). The Company recognized an extraordinary gain of approximately $22.0 million upon the early extinguishment of the Notes.

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

                  The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the nine months ended September 30,

         1998 and 1997 were approximately $10.4 million and $8.0 million, respectively. The Company has revised its business plan and expects to significantly curtail its original plans on capital spending for the remainder of 1998.

                  Cash interest payments on the 2004 Notes and the 2005 Notes are required to commence on December 15, 1999 and February 15, 2001, respectively. The aggregate interest payments on the 2004 Notes and the 2005 Notes are approximately $11.4 million, $28.4 million and $40.7 million in 1999, 2000 and 2001, respectively, after adjusting for the completion of the bond tender offer that expired on October 8, 1998.

                  As a result of certain limitations contained in the Indentures relating to the 2004 Notes and the 2005 Notes, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million (approximately $726,000 of which had been utilized as of September 30, 1998). Although the Company had the ability under the Indentures to borrow an additional $16.8 million as of September 30, 1998, the Company does not presently intend to incur any additional bank or other borrowings because of the probable high cost of funds. However, if subsequent closings under the BellSouth Agreement either do not occur or are insufficient to provide funds for operations, the Company may be required to seek additional debt financing. There can be no assurance that the Company would be able to borrow additional funds on satisfactory terms or at all. Under current capital market conditions, the Company does not expect to be able to raise significant capital by issuing equity securities.

                  On July 10, 1998, the Company purchased from FTI the remaining 35% partnership interest in Fresno MMDS Associates for cash consideration of $1.5 million plus contingent consideration of up to $225,000. The Company assumed no liabilities of the partnership. Through two of its subsidiaries the Company is now the 100% owner of Fresno MMDS Associates. Payment of some or all of the $255,000 is related to the outcome of the litigation involving Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telstat Inc., an Indiana corporation et al. Mr. Hostetler and his wife currently own approximately 28% of the outstanding capital stock of FTI. They have asserted claims against FTI as creditors. Mr. and Mrs. Hostetler are also engaged in disputes with other creditors and shareholders of FTI regarding their respective entitlements to the assets of FTI. The money already paid by the Company to FTI to acquire FTI's partnership interest in Fresno MMDS Associates, and the contingent consideration which may be paid in the future, presently constitute the principal sources of funds available to satisfy the claims of the various parties to the disputes. The parties are engaged in settlement discussions.

                  In February 1998, Nasdaq informed the Company that it was not in compliance with the new net tangible asset/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market. Effective with the close of business October 28, 1998, Nasdaq delisted the Company's Class A Common Stock. The delisting by Nasdaq may make it more difficult to buy or sell the Company's Class A Common Stock or obtain timely and accurate quotations to buy or sell. In addition, the delisting process could result in a decline in the trading market for the Class A Common Stock, which could potentially further depress the Company's stock and bond prices, among other consequences. Subsequent to the delisting, the Company's Class A Common Stock has commenced trading on the OTC Bulletin Board.

         Year 2000

                  Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations, such as its accounting and subscriber management (including customer invoicing) systems, headend equipment, Internet equipment, phone systems and network hardware and software servers that will be affected by the Year 2000 issue.

                  The Company continues to assess the impact of the Year 2000 on its operations using a team of internal staff. The Company is following a six step process to evaluate its state of readiness for Year 2000 compliance - awareness, inventory, assessment, remediation, testing and risk management. To date, the

         Company has partially completed its inventory/assessment phase with some remediation and testing taking place. The inventory/assessment phase includes the accounting software, subscriber management systems, headend equipment, Internet equipment, phone systems and network hardware and software servers. The Company is working to implement new accounting software during 1998 that has been certified as Year 2000 compliant from the vendor. The Company's current plans call for modifying its subscriber management system with a Year 2000 patch from the current vendor. The Company's current subscriber management system vendor has agreed to provide a Year 2000 patch before the end of the third quarter of 1999. The Company expects to test and implement this Year 2000 patch on or before the end of 1999.

                  The Company presently estimates that it will spend approximately $1.5 to $3.0 million to remediate or replace existing accounting, subscriber management, hardware and other systems over the course of this project. Most of these costs relate to the replacement of the existing accounting software. The Company will refine its cost estimates as testing and remediation proceeds and as additional information becomes available. To date, the Company has spent approximately $500,000 in remediating its Year 2000 issues for the accounting software.

                  It is possible that the Company will be adversely affected by problems encountered by key customers and suppliers. The Company believes that the likely worst case scenario would be the failure of the Company's subscriber management system addressing the Company's headend equipment which sends the signals to the addressable controller units, as well as the addressable controller units themselves. The controller units communicate to the customer's set-top box. The loss of the ability to transmit such signals would result in the loss of customers and related revenues, among other things.

                  The Company does not presently have a contingency plan in the event that its systems are not Year 2000 compliant. Such contingency plans could include using back up systems that do not rely on computers or stockpiling subscriber premises equipment.

         RESULTS OF OPERATIONS

         Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

                  Service revenues decreased $2.7 million, or 19.0%, for the three months ended September 30, 1998 to $11.4 million, compared to $14.1 million during the same period of 1997. This decrease resulted primarily from the loss of revenues from the markets sold to BellSouth Wireless and from an overall decline of analog video subscribers. This decline was offset, in part, by subscription rate increases in certain markets. The six operating markets sold to BellSouth since August 1997 accounted for total revenue, operating expenses and EBITDA (as defined herein) of approximately $1.7 million, $1.4 million, and $313,000, respectively, for the three months ended September 30, 1997. Revenues, operating expenses and EBITDA for the Lakeland wireless cable system, sold to BellSouth during the three months ending September 30, 1998, were immaterial. The number of subscribers to the Company's wireless cable systems decreased to 114,700 at September 30, 1998, compared to 138,900 at December 31, 1997 and 141,600 at September 30, 1997.
         Internet access revenues were negligible in the third quarter of 1998.

                  On a "same system" basis (comparing systems that were operational for all of each of the three-month periods ended September 30, 1998 and 1997), service revenues decreased approximately $969,000, or 8.1%, to $11.0 million, compared to $12.0 million for the three months ended September 30, 1997. Same systems during these periods totaled 32 systems. Revenues from the Orlando, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky were omitted from same system revenues for both periods as these systems were sold by the Company during the third quarter of 1997. Similarly, the revenues from the Company's Lakeland, Florida hardwire and wireless cable television system were omitted from both periods because the systems were sold during the first and third quarters of 1998, respectively. The average number of subscribers in these same systems decreased approximately 9.3% for the three months ended September 30, 1998, compared to the same period of 1997. The Company anticipates the average number of subscribers to decline further during the remainder of 1998 and into 1999.

                  Installation revenues for the three months ended September 30, 1998 totaled $93,000, compared to $246,000 during the same period of 1997. The decrease in installation revenues of approximately $153,000, or 62.2%, was the result of fewer subscriber installations. The number of installations completed during the three months ended September 30, 1998 decreased approximately 67.2% as compared to the same period during 1997. Installation rates vary widely by system based upon competitive conditions.

                  Operating expenses, principally programming, site costs and other direct expenses, aggregated $8.2 million (or 71.0% of total revenues) during the three months ended September 30, 1998, compared to $8.1 million (or 56.6% of total revenues) during the same period of 1997. Operating expenses decreased primarily because of the sale of six systems in the BellSouth Transaction. However, these decreases were offset by increased channel lease expenses related to a retroactive channel lease accrual, certain system development and installation costs that were determined to not be capitalizable and connectivity costs associated with Internet operations.

                  Marketing and selling expenses totaled $200,000 (or 1.7% of total revenues) during the three months ended September 30, 1998, compared to $666,000 (or 4.7% of total revenues) during the same period of 1997. The decrease in such expenses of approximately $466,000 is attributable to the Company's continued strategy to replace only a limited amount of Subscriber Churn.

                  General and administrative expenses were $4.4 million (approximately 38.4% of total revenues) for the three months ended September 30, 1998, compared to $5.3 million (approximately 37% of total revenues) during the same period of 1997. A portion of the decrease in general and administrative expenses is due to the sale of six operating systems in the BellSouth Transaction. Legal expenses also declined; however, the decrease was offset by increased consulting expenses associated with strategic partnering efforts and the advanced technology trials being conducted by the Company in Eugene, Oregon and Seattle, Washington. Salary expenses increased due to accruals related to the Executive and Key Employee Retention programs.

                  The Company's loss before interest, taxes, depreciation and amortization was $1,269,000 for the three months ended September 30, 1998, compared to earnings before interest, taxes, depreciation and amortization ("EBITDA") of $254,000 during the same period of 1997. The decline in EBITDA is attributable to decreased revenues, increased operating expenses, and the six systems sold to BellSouth since August 1997.

                  Depreciation and amortization expenses decreased approximately $800,000 to $10.7 million for the quarter ended September 30, 1998, compared to $11.5 million for the third quarter of 1997. The decrease is as a result of the Company's having a smaller depreciable asset base as a result of its sale of assets in conjunction with the BellSouth Transaction.

                  Interest expense decreased $2.3 million during the quarter ended September 30, 1998 to $9.9 million, compared to $12.3 million during the same period of 1997. The decrease in interest expense primarily resulted from interest charges of approximately $1.8 million incurred in the third quarter of 1997 relating to a credit facility which was terminated in August 1997 and a decrease of approximately $536,000 in non-cash interest charges associated with the Company's 2004 Notes and 2005 Notes as a result of the Tender Offer.

                  During the three months ended September 30, 1997, the Company recorded a gain of approximately $35.9 million related to the sale of the Orlando, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky markets to BellSouth Wireless. During the three months ended September 30, 1998, the Company recorded a loss of approximately $823,000 related to the sale of the Lakeland, Florida market to BellSouth Wireless.

         Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

                  Service revenues decreased $8.8 million, or 19.5%, for the nine months ended September 30, 1998, to $36.3 million, compared to $45.2 million during the same period of 1997. This decrease resulted primarily from the loss of revenues from the markets sold to BellSouth Wireless and from an overall decline of analog video subscribers. This decline was offset, in part, by subscription rate increases in certain markets. The six operating markets sold to BellSouth since August 1997 accounted for total revenue, operating expenses and EBITDA of $7.6 million, $6.0 million, and $1.6 million, respectively, for the nine months ended September 30, 1997. The Lakeland wireless cable system contributed revenue, operating expenses and EBITDA of $1.4 million, $1.1 million and $377,000, respectively for the nine months ended September 30, 1998. Revenues, operating expenses, and EBITDA for the Lakeland hardwire system were immaterial for the nine months ended September 30, 1998.

                  On a "same system" basis (comparing systems that were operational for all of each of the nine-month periods ended September 30, 1998 and 1997), service revenues decreased $2.6 million, or 7.2%, to $33.8 million, compared to $36.4 million for the nine-month period ended September 30, 1997. Same systems during these periods totaled 32 systems. Revenues from Internet operations are excluded from the analysis because these operations were launched in the second quarter of 1997. Revenues from the Orlando, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky systems were omitted from same system revenues for both periods as these systems were sold by the Company during the third quarter of 1997. Similarly, the revenues from the Company's Lakeland, Florida wireless and hardwire cable television systems were omitted from both periods because the system were sold during the first and third quarters of 1998, respectively. The average number of subscribers in these same systems decreased approximately 9.4% for the nine months ended September 30, 1998, compared to the same period of 1997. The Company anticipates the average number of subscribers to decline further during the remainder of 1998 and into 1999.

                  Installation revenues for the nine months ended September 30, 1998 totaled $472,000, compared to $787,000 during the same period of 1997. The decrease in installation revenues of $315,000, or 40.0%, was the result of fewer subscriber installations, as a portion of normal customer churn was not replaced. The decrease in installation revenues was partially offset by increased installation rates company-wide for the nine-month period ending September 30, 1998, compared to installation rates during the same period of 1997. The number of installations completed during the nine months ended September 30, 1998 decreased approximately 43.8% as compared to the same period during 1997. Installation rates vary widely by system based upon competitive conditions.

                  Operating expenses, principally programming, site costs and other direct expenses, aggregated $23.9 million (or 64.8% of total revenues) during the nine months ended September 30, 1998, compared to $27.2 million (or 59.2% of total revenues) during the same period of 1997. The decrease of approximately $3.3 million was primarily attributable to the operations of the six systems sold to BellSouth. These decreases were offset by increased programming rates for basic and premium programming, increased channel lease costs due to annual rate increases, a retroactive channel lease accrual, certain system development and installation costs that were not capitalizable, and connectivity costs associated with Internet operations.

                  Marketing and selling expenses totaled $1.6 million (or 4.4% of total revenues) during the nine months ended September 30, 1998, compared to $2.2 million (or 4.8% of total revenues) during the same period of 1997. The decrease in such expenses of approximately $588,000 is attributable to the Company's continued strategy to replace only a limited amount of Subscriber Churn.

                  The Company's loss before interest, taxes, depreciation and amortization was $4.4 million during the nine-month period ended September 30, 1998, compared to EBITDA of $806,000 for the same period of 1997. The decline in EBITDA is primarily because of decreased revenues, expenses associated with multimedia technical demonstrations, the sale of systems in the BellSouth Transaction and decreased marketing expenses as discussed above.

                  Depreciation and amortization expenses decreased approximately $6.4 million to $30.7 million for the nine months ended September 30, 1998, compared to $37.1 million for the same period of 1997. The decrease is a result of the Company's smaller depreciable asset base from the sale of systems in the BellSouth Transaction.

                  Interest expense decreased $2.2 million during the nine months ended September 30, 1998 to $31.2 million, compared to $33.4 million during the same period of 1997. The decrease in interest expense primarily related to a credit facility that was in place only during 1997. This decrease was offset, in part, by an increase in non-cash interest charges associated with the Company's 2004 and 2005 Notes.

                  Interest income increased approximately $469,000 compared to the nine months ending September 30, 1997 primarily because of increased cash balances from asset sales to BellSouth.

                  The Company recognized an extraordinary gain of $37.0 million in conjunction with its Tender Offer for a portion of its outstanding 2004 and 2005 Notes.


                           PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, on or about February 17, 1994, Fresno Telsat, Inc. ("FTI"), the former 35% general partner of Fresno MMDS Associates ("the Fresno Partnership") which operates the Fresno, Merced and Visalia wireless cable systems (65% owned by the Company), filed a Complaint in the Superior Court of the State of California for the County of Monterey against Robert D. Hostetler, Terry J. Holmes, the Company, and certain other named and unnamed defendants. From 1989 through June 10, 1993, Mr. Hostetler was a member of the Board of Directors and President of FTI. Mr. Hostetler and his wife currently own approximately 28% of the outstanding capital stock of FTI. Mr. Hostetler has been employed by the Company since December 10, 1993 and became a Director of the Company in March 1994. In January 1996, Mr. Hostetler was appointed President and Chief Executive Officer of the Company. From 1991 until June 1995, Mr. Holmes was General Manager of the Fresno Partnership, and he is currently Managing Director of the Fresno Partnership. Mr. Holmes has been employed by the Company since June 1995, and became Senior Vice President of the Company in September 1997. The Complaint alleged that, while Mr. Hostetler was a director and employee of FTI, he engaged in wrongful conduct, including misappropriation of corporate opportunity, fraud and unfair competition by exploiting business opportunities that were the property of FTI. The Complaint also alleged that Mr. Holmes engaged in a misappropriation of corporate opportunities belonging to FTI. The Complaint further alleged that all defendants, including the Company, participated in a conspiracy to misappropriate corporate opportunities belonging to FTI and that the Company and the unnamed defendants engaged in wrongful interference with fiduciary relationship by intentionally causing Mr. Hostetler to breach his fiduciary duty to FTI and causing Mr. Hostetler to wrongfully transfer FTI's corporate opportunities to the Company.

                  A trial began on February 2, 1998. On March 12, 1998, the jury returned a verdict. The verdict essentially concluded that the defendants Hostetler and Holmes engaged in no wrongful conduct as alleged by the plaintiff. Because the plaintiff's claims against the Company had to be resolved by the Court, rather than the jury, that verdict did not constitute a conclusive determination in favor of the Company. Pursuant to a settlement, the complaint against the Company and Mr. Holmes was dismissed with prejudice on July 10, 1998, thereby resolving all disputes between FTI and the Company and Mr. Holmes. On October 20, 1998 the Court entered judgment in favor of Mr. Hostetler on all claims against him and ordered plaintiff to pay certain of his costs as required by law.

                  On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against Fresno MMDS Associates (the "Fresno Partnership"), the Company and others entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telsat Inc., an Indiana corporation, et al., in the

         Superior Court of the State of California, Fresno County. The complaint alleges that a channel lease agreement between the Fresno Partnership and the Fresno County school system has expired. The Plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The trial is scheduled to begin December 14, 1998. The parties are conducting discovery.

                  On or about October 13, 1998, Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982, filed a lawsuit against the Company entitled Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982 v. American Telecasting Inc., in the United States District Court for the District of Colorado. The complaint alleges that the Company owes the plaintiffs $1,250,000 due on a note which matured on September 15, 1998. The complaint seeks payment of $1,250,000 plus attorneys fees, interest and consequential damages not to exceed $1,000,000. The Company has responded to the complaint by asserting that plaintiffs are not entitled as a matter of law to recover any consequential damages. The Company believes that it has no obligation to pay the $1,250,000 due under the note, which is the subject of this complaint, because certain conditions expressly set forth in the note have not occurred. The Company has not answered the complaint and no discovery has occurred. No trial date has been set.

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

                  The FCC issued formal rules for two-way use of MDS and ITFS spectrum, as well as rules expediting the process to grant two-way licenses, in September 1998. The Company expects to begin applying for two-way licenses in selected markets during subsequent filing windows established by the FCC. The Company estimates the earliest it could have a two-way license granted is the third quarter of 1999. There can be no assurance regarding the ability of the Company to obtain such licenses.

                  The two-way licensing process will require substantial frequency engineering studies and negotiations with other MDS and ITFS license holders in markets adjacent to that of a two-way license application. These studies and negotiations are expected to significantly increase the implementation costs of two-way digital services. The process may involve channel swapping among licensees within individual markets. Without a strategic partner, the Company will not have the capital resources necessary to fund all of these costs and implement its digital strategy.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                    10.1 Employment agreement effective as of July 1, 1998,
                         between the Company and Robert D. Hostetler

                    10.2 Second amendment to Employment Agreement effective as of October 7, 1998, between the Company and David K. Sentman

                    10.3 Key Employee Retention Agreement with Lee G. Haglund

                    27. Financial Data Schedule (filed only electronically with the SEC).

         (b) Reports on Form 8-K.

                          The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

                    (i) Current Report on Form 8-K dated July 15, 1998 to report, under Item 5, that the Company completed the closing for the Lakeland, Florida market under the BellSouth Agreement, which involved transferring to BellSouth Wireless the Company's operating wireless cable systems and current channel rights in the Lakeland, Florida market;

                    (ii) Current Report on Form 8-K dated July 21, 1998 to report, under Item 5, that the Nasdaq Stock Market, Inc. informed the Company by letter dated July 20, 1998 that a Nasdaq Listing Qualifications Panel has determined not to grant the Company's request for an exception to the net tangible assets/market capitalization/net income and bid price requirements for continued listing on the Nasdaq SmallCap Market;

                    (iii) Current Report on Form 8-K dated September 11, 1998 to report, under Item 5, that the Company commenced a tender offer for a portion of its outstanding Senior Discount Notes due 2004 and a portion of its outstanding Senior Discount Notes due 2005.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN TELECASTING, INC.



Date:  November 16, 1998                 By: /s/ David K. Sentman
     --------------------                    ----------------------------------
                                         David K. Sentman
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial Officer)


Date:  November 16, 1998                 By: /s/ Fred C. Pattin Jr.
     --------------------                    ----------------------------------
                                         Fred C. Pattin Jr.
                                         Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                      Description
-------                      -----------

10.1        Employment agreement effective as of July 1, 1998, between the Company and
            Robert D. Hostetler

10.2        Second amendment to Employment Agreement effective as of October 7, 1998 between the Company and David K. Sentman

10.3        Key Employee Retention Agreement with Lee G. Haglund

27.         Financial Data Schedule (filed only electronically with the SEC).