Form 10-K405
period 1998-12-31
AMERICAN TELECASTING INC/DE/
filed 1999-03-29
CIK 913271

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-23008

                           AMERICAN TELECASTING, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE
       (State or other jurisdiction of                           54-1486988
        incorporation or organization)              (I.R.S. Employer Identification No.)
      5575 TECH CENTER DRIVE, SUITE 300
          COLORADO SPRINGS, COLORADO                               80919
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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SEC.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     As of March 5, 1999, the aggregate market value of Class A Common Stock held by non-affiliates* of the Registrant approximated $6.0 million based upon the closing price of the Class A Common Stock as reported on the OTC Bulletin Board as of the close of business on that date.

     As of March 5, 1999, 25,743,607 shares of the registrant's Class A Common Stock were outstanding.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

      The following documents are incorporated into this Form 10-K by reference:
      Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999 Part III
                             ---------------------

* Without acknowledging that any individual director or executive officer of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     All statements contained herein that are not historical facts, including but not limited to statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business strategy on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's services; changes in labor, equipment and capital costs; the Company's inability to develop and implement new services such as wireless broadband access and high-speed Internet access; the Company's inability to obtain the necessary authorizations from the Federal Communications Commission for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; a failure by the Company to attract strategic partners; general business and economic conditions; inexperience of management in deploying a wireless broadband access business; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

BACKGROUND

     American Telecasting, Inc. ("ATI" or the "Company") was formed in 1988 to develop wireless cable television systems in mid-sized markets throughout the United States. As of December 31, 1998, the Company provided analog subscription television service to approximately 107,000 subscribers in 32 operational wireless cable systems located in selected U.S. markets (the "Developed Markets"). The Company also has wireless cable (microwave) frequency interests in 21 other U.S. markets (the "Undeveloped Markets," and together with the Developed Markets, the "Markets"). As of December 31, 1998, the Company had approximately 10.1 million Estimated Households in Service Areas in its markets (See "-- Markets"). Servicing these households with services provided by the Company generally requires line of sight to the transmit antenna site; therefore, some of these households will be "shadowed" and unable to receive the services offered by the Company because of certain characteristics of the particular market, such as transmit antenna height and transmission power, terrain and foliage ("Line-of-Sight Constraints"). See "-- Markets."

     Wireless cable systems use microwave radio frequencies licensed by the Federal Communications Commission ("FCC") to transmit signals over the air from a transmission tower to a microwave receiver installed at the subscriber's home or business. Licenses for wireless cable frequencies, which utilize up to approximately 200 megahertz ("MHz") of microwave radio spectrum located generally between 2.5 and 2.7 gigahertz ("GHz"), are given a 35 mile protected service area to transmit signals from their central transmission point, although increases in transmission power and other factors may expand the coverage area of a system to approximately 40 to 50 miles from the central transmission point. Because microwave signals are transmitted over the air, wireless cable technology does not require the large networks of cable and amplifiers utilized by franchise cable operators to deliver services. Thus, wireless cable technology was developed to be a relatively reliable and perceived lower cost medium to provide services to subscribers in single family homes, multiple dwelling units and commercial properties.

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

     The subscription television industry began in the late 1940's and 1950's to serve the needs of residents in predominantly rural areas with limited access to local off-air VHF/UHF broadcasts. The industry expanded to metropolitan areas due to, among other things, the fact that subscription television offered better reception and more programming. Currently, subscription television systems offer various types of programming, which generally include basic service, expanded basic service, premium service and, in some instances, pay-per-view service.

     Subscription television subscribers generally pay an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from one market to another and is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the subscription television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to subscribers, with discounts generally available to subscribers receiving multiple premium services. Monthly service fees for basic, expanded basic and premium services constitute the major source of revenue for subscription television systems. Subscribers normally are able to discontinue service at any time. Converter rentals, remote control rentals, installation charges, reconnect charges, repair charges, late fees and advertising fees are also included in a subscription television system's revenues, but generally are not a significant component of such revenues.

BUSINESS STRATEGY

  Wireless Broadband Access

     The Company's principal business strategy is to pursue implementation of a Wireless Broadband Access ("WBA") capability that it believes will eventually be the best use of the wireless cable spectrum (see "-- Competition"). The Company believes that market, technological and regulatory developments are creating an opportunity for the current wireless cable spectrum to be used to serve small and medium-sized business customers with fixed, two-way, high-speed data and telephony services. The Company's WBA business strategy assumes that ATI will become part of a larger wholesale provider of fixed, high-speed, two-way data and telephony services and does not assume retail distribution of WBA services directly by the wholesale provider. The WBA business strategy also assumes an investment in the Company and other wireless cable providers by a strategic partner that will serve both as an investor and as a customer of a newly created entity to offer WBA services. The Company believes that the WBA business strategy provides stakeholders of the Company with the best opportunity to recover some of their investments and maximize future value.

     The execution of the Company's WBA business strategy has two principal elements. First, pursue the regulatory, technological and strategic investment activities necessary to shift the Company's existing analog video business to WBA services. Second, manage the Company's existing analog video business to preserve limited cash resources and afford the Company additional time to pursue development of WBA services. As part of this second element, the Company has not been increasing its analog video subscriber levels.

     Regulatory developments have begun to benefit the WBA business strategy. In 1996, the FCC authorized the use of digital transmission over the wireless cable spectrum. In September 1998, the FCC issued regulations that permit two-way use of the wireless cable spectrum. However, the Company, along with other entities, has petitioned the FCC to refine its two-way rules to permit simpler deployment of commercial operations under the two-way rules. Actual implementation of two-way commercial businesses will require, among other factors, some changes in the existing rules along with creation of filing "windows" by the FCC to submit two-way license applications.

     Another component of the WBA business strategy has been the development of technology. There is presently no commercially available point-to-multipoint equipment for both two-way data and telephony over wireless cable spectrum. In 1997, the Company began working with certain equipment vendors and system integrators to construct and test broadband, two-way wireless technology to provide "last mile" connectivity over wireless cable spectrum for both high-speed data and telephony. As a part of this effort, the Company established technology trials in Eugene, Oregon and Seattle, Washington and has been testing various technologies. The technology trials are not presently intended to become full commercial WBA operations. The Company believes that point-to-multipoint equipment required for implementing its WBA business strategy will not be commercially available until late 1999 at the earliest.

     The third component of the WBA business strategy has been to enter into a relationship with one or more strategic partners that facilitates access to markets, technologies, products, capital and infrastructure. Potential strategic partners include telecommunications, Internet, software and equipment companies. A strategic partnership would likely be accompanied by a financial restructuring of the Company under the protection of the bankruptcy laws and could involve transactions with other wireless cable operators. While any such restructuring under bankruptcy protection, should it occur, could take a variety of forms, it is likely to involve an exchange of some or all of the outstanding debt for common stock in the Company and result in a very substantial or total dilution to existing stockholders. The Company's WBA business strategy assumes that strategic partners would share in some of the capital expenditures necessary to construct WBA commercial operations. Although many factors affect the ability to achieve such a strategic relationship, the most significant challenge to the Company has been the substantial complexities and uncertainties of building a WBA business using predominately leased wireless cable spectrum. There can be no assurance that the Company will be able to enter into one or more strategic relationships on terms and conditions satisfactory to the Company.

     The WBA business strategy has many risks and uncertainties, including, but not limited to, not receiving the necessary FCC authorizations for two-way licenses on terms acceptable to the Company, not having access to two-way equipment for wireless cable spectrum on commercially acceptable terms, not entering into a strategic relationship, not having access to sufficient channel capacity, on commercially acceptable terms, not having sufficient capital to implement a WBA business strategy, not having sufficient capital resources to operate the current analog video subscription video business or to meet the Company's obligations under its high-yield notes, and not having the necessary management skill or human resources. There can be no assurance that the WBA business strategy will provide stakeholders, including stockholders and noteholders, of the Company with a recovery on their investments or that it will produce or maximize future value.

     There is also uncertainty regarding the degree of subscriber demand for WBA services, especially at pricing levels at which the Company can achieve an attractive return on investment. There can be no assurance that there will be sufficient subscriber demand for such services to justify the cost of their introduction, or that the Company will be successful in competing against existing or new competitors in the market for such broadband services. The Company expects that the market for any such services will be extremely competitive. See "-- Competition."

  Subscription Video

     Historically, the primary business of the Company has been developing analog wireless cable systems to provide subscription television service. The Company's analog video strategy was to develop systems in mid-sized markets where it believed terrain and other conditions were well suited to wireless cable service. To attract subscribers in these markets, the Company sought to exploit certain perceived cost advantages of wireless cable over other analog subscription television services by offering the most popular programming (including "basic" channels such as ESPN, CNN, USA, Nickelodeon, Discovery, regional sports channels, MTV, local broadcast channels, and certain "premium" channels such as Home Box Office and Showtime) at affordable prices and by emphasizing a strong commitment to customer service. The most significant challenge to the Company's analog video business has been the limited number of programming channels available (usually a maximum of 33 plus "off air" capture of local broadcast stations).

     While pursuing alternative services for the wireless cable spectrum, such as WBA, the Company has continued operating its Developed Markets principally as an analog video subscription television business. The Company's video plan has been, in part, to maximize operating cash flow from its analog video operations while pursuing its WBA business strategy. This operating plan has also been required because of the Company's low cash resources, high levels of debt and lack of access to capital markets. The Company has intentionally curtailed growth in its analog video business by not investing the capital expenditures and marketing and other funds necessary to replace all subscribers who chose to stop receiving the Company's services ("Subscriber Churn"). In an effort to minimize investment in new customer additions, the Company has also increased installation rates charged to new video subscribers. These price increases and increased competition have substantially reduced video subscriber additions. The Company is focusing its attention on retaining existing customers and is exploring alternatives for maximizing the value of its analog video subscribers.

     The Company's subscriber base declined from approximately 138,900 at December 31, 1997 to approximately 107,000 at December 31, 1998. A substantial portion of the decline resulted from the Company's business strategy and the sale in 1998 to BellSouth Wireless Cable, Inc. ("BellSouth Wireless") of the Company's Lakeland, Florida operation (see "-- Acquisitions and Divestitures"). As the Company's analog video subscriber base decreases, its revenues are expected to decrease, unless and until it is able to successfully introduce WBA or other services.

     The Company has explored offering digital video subscription services. Digital video equipment for wireless cable spectrum is available and permits the compression of programming channels to substantially increase channel capacity. The Company has not initiated digital video service for a variety of reasons, including intense competition and saturated markets for subscription video services, lack of available funds, high expense of equipment and high cost of acquiring digital video broadcast rights from channel owners in certain markets.

  High-Speed Internet Access

     Using digital technology, the Company launched an asymmetrical, high-speed Internet access service in its Colorado Springs, Colorado market in 1997 branded as "WantWEB." WantWEB was launched in Denver, Colorado and Portland, Oregon in early 1998. This technology utilizes a high-speed wireless cable modem for downstream Internet access and relies on a telephone connection for upstream Internet access. The Company launched commercial operations in only a small number of markets because of limited cash resources and to evaluate the long-term viability and financial returns of the business. The Company is seeking to maintain its Internet subscriber base, but no future launches of WantWEB are currently planned. Revenue from the WantWEB business is not significant.

ACQUISITIONS AND DIVESTITURES

  BellSouth Transaction

     In March 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless which provides for the sale of all of the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southeastern Assets") to BellSouth Wireless (the "BellSouth Transaction"). The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Naples, Sebring and Miami, Florida.

     In August 1997, the Company completed the first closing of the BellSouth Transaction, which involved selling to BellSouth Wireless the Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively.

     In March 1998, the Company closed on additional channels in the Ft. Myers and Jacksonville, Florida markets. The proceeds received and related gain recorded was $2.9 million.

     In July 1998, the Company completed an additional closing of the BellSouth Transaction, which transferred to BellSouth Wireless the Company's wireless operating system and channel rights in Lakeland, Florida. As of the date of closing, the Lakeland wireless cable system served approximately 8,200 subscribers. The proceeds received by the Company were approximately $12.0 million, of which $1.8 million remains in escrow until July 15, 1999 for satisfaction of potential indemnification obligations. In August 1998, the Company closed on additional channels in the Lakeland, Florida market for cash consideration of approximately $5.0 million. A net loss of approximately $823,000 was recorded on the Lakeland transactions. Under the terms of the BellSouth Agreement, additional closings are possible through August 1999. If additional closings occur, the Company presently estimates that total gross proceeds will be less than $10 million. The

BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated. See "-- Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Other Transactions

     In July 1998, the Company purchased from Fresno Telsat, Inc. ("FTI") the remaining 35% partnership interest that the Company did not already own in Fresno MMDS Associates for cash consideration of $1.5 million plus contingent cash consideration of up to $255,000, the precise amount of which will depend upon the outcome of litigation between the Company and the Fresno County Superintendent of Schools. Through two of its subsidiaries, the Company is now the 100 percent owner of Fresno MMDS Associates.

     On March 19, 1999, the Company entered into an agreement with AESCO Systems, Inc. ("AESCO") to acquire wireless cable channels in Portland, Oregon from AESCO for a fixed payment of $2.25 million plus a deferred payment based upon the price received in any further transfer of the channels within the next five years. In addition, the Company paid $250,000 on March 19, 1999 as consideration for a no-shop covenant. Payment of the $2.25 million fixed portion of the purchase price to AESCO is contingent upon the Company's closing of sale transactions of other wireless cable assets for cumulative cash consideration of $5 million or more and the FCC's grant by final order of the assignment application for the licenses. The agreement will terminate on March 15, 2000 if the transaction has not been completed.

REGULATION

     The wireless cable industry is highly regulated by the FCC and other governmental agencies. Wireless cable companies are subject to federal, state and local regulation, as described below.

  Federal Communications Commission

     The FCC has granted wireless cable service providers access to a series of channel groups, generally in the 2.5 to 2.7 GHz range of microwave radio frequencies. These channel groups consist of Multipoint Distribution Service ("MDS") channels, which are allocated for commercial use and Instructional Television Fixed Service ("ITFS") channels that are primarily authorized for educational purposes. Currently, up to 33 total channels are potentially available for licensing, lease or purchase by wireless cable companies in each market. Up to 13 MDS channels in any given market typically can be owned or leased by wireless cable operators for full-time usage without programming restrictions. The remaining 20 channels in a given market generally are allocated for ITFS use. Wireless cable providers can lease excess channel capacity from ITFS licensees as long as the licensees provide a prescribed minimum amount of educational programming over their channels. Wireless cable companies generally are prohibited from owning ITFS channels. ITFS licensees are currently allowed to meet their minimum educational programming requirements for all licensed channels using only one channel per four-channel group via "channel loading," if desired. FCC rules generally prohibit the ownership or leasing of MDS and ITFS authorizations by traditional franchise cable companies if the MDS facility is located within 35 miles, or the ITFS facility is located within 20 miles, of the cable company's franchise or service areas. Pursuant to the Telecommunications Act of 1996 ("1996 Act"), the cable-MDS cross-ownership rule does not apply to a cable operator in a franchise area in which the operator is subject to effective competition.

     Authorizations have been issued, or applications are currently pending, for the vast majority of MDS licenses in major U.S. markets. Under the current regulatory structure, as discussed below, only holders of a Basic Trading Area ("BTA") authorization may apply for available, unlicensed, MDS frequencies within the BTA. In a number of markets, certain ITFS frequencies are still available. However, except as noted below, eligibility for ownership of ITFS licenses is generally limited to accredited educational institutions, governmental organizations engaged in the formal education of enrolled students and non-profit organizations whose purposes are educational and include providing educational and instructional television material to such accredited institutions and governmental organizations. Non-local, qualified applicants must demonstrate that they have arranged with local educational entities to provide them with programming and that they have established a local programming committee.

     From November 1995 through March 1996, the FCC auctioned all available MDS rights on the basis of BTAs, with one such authorization available per BTA. The winning bidder has the exclusive right to apply to operate one or more unlicensed MDS channels within the BTA, as long as proposed stations operating on these channels comply with the FCC's interference requirements and certain other rules. In order to provide wireless cable service in these markets, the BTA licensee must also secure the right to a transmission facility. A BTA licensee has a five-year build-out period within which to expand or initiate new service within its BTA. It may sell, trade or otherwise alienate all or part of its rights in the BTA and may also partition its BTA along geopolitical boundaries and contract with eligible parties to allow them to apply for MDS authorizations within the partitioned area, and conversely, acquire such rights from other BTA licensees. The license term for each station authorized under these BTA procedures is ten years from the date on which the BTA auction closed.

     The Company was the winning bidder in 59 BTAs and, as of December 31, 1998, had been issued BTA authorizations in 57 of its BTAs. See "-- Markets." The Company expects to receive BTA authorizations in the other two BTAs in 1999. There can be no assurance that the FCC will grant the Company's remaining BTA applications. As long as the Company continues to hold the BTA rights in these 57 BTAs, other entities seeking new MDS licenses or certain modifications to existing licenses within such BTAs must seek approval from the Company, as the BTA authorization holder. Similarly, to the extent that the Company wishes to obtain new MDS licenses or certain modifications to its existing MDS licenses in markets in which it was not the BTA winner, it will be required to negotiate with the BTA owner for approval of such licenses or modifications.

     Certain of the Company's MDS applications were filed, and a substantial majority of the Company's MDS licenses were granted, prior to adoption of the BTA rules and thus are not subject to such rules. If and when the Company's non-BTA MDS applications are processed by the FCC and the Company resolves any deficiencies identified by the FCC, a conditional license will be issued, allowing construction of the station to commence. Construction of such stations generally must be completed within one year after the date of grant of the conditional license. ITFS authorization holders generally have 18 months after the initial grant of their construction permits within which to construct their stations. All ITFS licenses have terms of ten years or more and most current non-BTA MDS licenses will expire on or before May 1, 2001. At the time of expiration, licenses that were granted prior to adoption of the BTA rules will be subject to renewal under the pre-BTA regulatory structure. Such licenses also may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale, for profit, of an MDS authorization not obtained by auction (i.e. one applied for by a BTA authorization holder) or of a controlling interest in the licensee of such a facility prior to construction of the station or, in certain instances, prior to the completion of one year of operation. The FCC, however, does permit the leasing of 100% of an MDS licensee's spectrum capacity to a third party and the granting of options to purchase a controlling interest in an authorization once the required time period has lapsed.

     The Company has obligations, pursuant to terms of licenses granted by the FCC, to construct transmission capabilities for a number of channels in Undeveloped Markets. In the event the Company does not construct transmission capabilities for a channel and in the further event the FCC would not grant an extension of time to construct such transmission capabilities, the FCC has the authority to revoke the license and the Company would lose its rights to own or lease such a channel.

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

     The 1997 Balanced Budget Act ("1997 Act") enacted revisions to Section 309 of the Communications Act of 1934, as amended (the "Communications Act"), requiring that the FCC auction authorizations among certain mutually exclusive commercial broadcast license applicants. While the 1997 Act specifically excluded noncommercial educational and public broadcast station applications from the auction requirement, it did not contain a similar exclusion for mutually exclusive ITFS applications. In August 1998, the FCC concluded that it was required by Section 309 to use auctions to dispose of mutually exclusive ITFS applications rather than the previously applied comparative "point system."

  Two-way Operation

     In September 1998, the FCC issued formal rules for two-way use of MDS and ITFS channels. The Company expects to begin applying for two-way licenses in selected markets during subsequent filing "windows" established by the FCC. The Company estimates the earliest it could have a two-way license granted is the fourth quarter of 1999. There can be no assurance regarding the ability of the Company to obtain such licenses. Petitions for reconsideration which propose to refine the two-way rules remain pending at the FCC. The Company believes that actual implementation of two-way commercial businesses will require some changes in the existing two-way rules along with filing "windows" by the FCC for operators such as the Company to submit licensing applications.

     The FCC has also adopted a number of ITFS rule changes that permit licensees to meet the ITFS educational programming requirements by providing voice and data services. In a digital environment, the ITFS licensee must retain 5% of its capacity for such ITFS programming. ITFS leases may now extend for a period of fifteen years. Certain of these new rules are also subject to pending petitions for reconsideration.

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

  Telecommunications Act of 1996

     The 1996 Act became law on February 8, 1996. Among other things, the 1996 Act eliminated the cable/telephone cross-ownership restriction, allowing a telephone company the option of providing video programming within its telephone service area over a cable system or a video platform. Conversely, cable companies are now permitted to provide telephone service. The 1996 Act also limited, and in some cases eliminated, FCC regulation of cable rates established by the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act"), depending upon the size of the cable system and whether that system is subject to effective competition and the nature of the rate. Small cable operators and systems subject to effective competition are now exempt from rate regulation as a result of the 1996 Act. The 1996 Act also vests the FCC with exclusive jurisdiction over the provision of Direct Broadcast Satellite ("DBS") and preempts the authority of local authorities to impose certain taxes on such services. See "-- Competition -- Direct Broadcast Satellite."

     While current FCC regulations are intended to promote the development of a competitive subscription television industry, there can be no assurance that these regulations will have a favorable impact on the wireless cable industry as a whole and/or the Company in particular. In addition, the FCC's regulation of other spectrum could permit the operation of other wireless services to interfere with MDS and ITFS frequencies.

     The 1996 Act mandated that the FCC adopt regulations to prohibit restrictions that impair customers' ability to receive video programming services through reception devices. The FCC has adopted rules that prohibit restrictions that impair the installation, maintenance or use of an antenna that receives wireless cable signals, where the antenna is one meter or less in diameter or diagonal measurement. The FCC has concluded that a restriction "impairs" if it unreasonably delays, prevents or increases the cost of installation, maintenance or use, or precludes reception of an acceptable quality signal. Prohibited regulations include, but are not limited to, any state or local law or regulation, including zoning, land use, or building regulation, or any private covenant, homeowner's association rule or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property. The matter of whether the FCC's preemption authority extends to property not within the exclusive use or control of a person with an ownership interest, such as a rental property, remains pending.

     The 1996 Act also requires all providers of telecommunications services to contribute to a national Universal Service Fund (the "Fund"). The Fund was created to promote the availability of telecommunications services to those in low income, rural, insular and high cost areas at rates that are reasonably comparable to the lower rates charged in urban areas. The 1996 Act expanded the purpose of the Fund to include provision of affordable access to advanced telecommunications services for schools, classrooms, health care facilities and libraries. Previously, only telephone companies were required to contribute to the Fund. The FCC is considering whether and to what extent wireless cable operators, such as the Company, must contribute to the Fund. This matter remains pending before the FCC.

     Pursuant to the 1996 Act, video programming distributors, including wireless cable operators, will be required to provide closed captioned video programming on a phased-in basis starting on January 1, 2000. Requirements to pass-through captions already contained in programming and to maintain captioning at 1997 levels became effective on January 1, 1998. Because ITFS programming, as a class, is exempt from captioning requirements, wireless cable operators that retransmit such programming are not required to provide it with closed captioning.

  Pending Legislation

     Legislation has been introduced in several states that would authorize state and local authorities to impose taxes on providers of subscription television programming, including wireless cable operators, based upon their gross receipts comparable to the franchise fee cable operators pay. While the proposals vary among states, such legislation would require as much as five percent of gross receipts to be paid by wireless cable operators to local authorities.

     Although the majority of states impose a sales/use tax on the sale of certain telecommunication services, the proliferation of new and emerging services has made unclear the distinction between taxable telecommunication services and non-telecommunication services. Internet access services could be classified as telecommunication services in some states. In 1998 the United States Congress enacted a three-year moratorium on the imposition of any new taxes on Internet services.

  Other Forms of Regulation

     Federal law requires that all "cable companies," as defined by Section 602 of the Communications Act, obtain local or state franchises prior to constructing a subscription television distribution system. Because wireless cable systems deliver programming to subscribers by means of microwave facilities rather than through coaxial cable that cross public rights-of-way and are not specifically defined as "cable systems" in Section 602 of the Communications Act, the 1992 Cable Act, or in earlier statutes or FCC regulations, wireless cable systems have not been considered cable companies under FCC rules in this context. Accordingly, wireless cable companies generally are not required to obtain franchises and are generally not subject to state regulation by public utility or cable commissions.

     The Company's subscription television assets in Cincinnati, Ohio include both wireless cable and Satellite Master Antenna Television facilities, the latter of which have been deemed by the FCC to constitute cable systems. The FCC granted the Company a temporary waiver of the cable/MDS cross-ownership rules to allow the common ownership and operation of these facilities until April 22, 1999. By that date, or any extension thereof, the Company will be required to take all actions necessary to comply with these rules, including possible divestiture.

     The Company also operates certain other rural systems that may be defined as cable systems. In accordance with FCC procedure, on June 1, 1996, the Company applied for special waivers from the cross-ownership rules to enable it to continue to operate these systems. The FCC has yet to act on the Company's waiver requests. Should these waivers be denied by the FCC, the Company would be required to take all actions necessary to comply with these rules, which among other things, may include divestiture of these systems. Less than 500 subscribers are served by these systems.

     The Company is also subject to various FCC regulatory limitations relating to ownership and control. The 1996 Act and FCC rules require the FCC's approval before a license may be assigned or control of the licensee may be transferred. Moreover, the 1996 Act provides that certain types of licenses, including those for MDS stations, may not be held directly by corporations of which non-U.S. citizens or entities ("Aliens") own of record or vote more than 20% of the capital stock. In situations in which such a FCC license is directly or indirectly controlled by another corporation, Aliens may own of record or vote no more than 25% of the controlling corporation's capital stock.

     Wireless cable operators are also subject to regulation by the Federal Aviation Administration and the FCC with respect to construction of transmission towers and certain local zoning regulations affecting construction of such towers and other facilities.

     Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under
Section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of broadcast programming without the prior permission of the holders of the copyright in the programming. To do so, a cable system must secure a compulsory copyright license. Such a license is obtained upon the filing of certain reports with, and the payment of certain fees, to the U.S. Copyright Office. In 1994, Congress amended copyright law to permit wireless cable operators to rely on the cable compulsory license under Section 111 of the Copyright Act.

     Section 119 of the Copyright Act provides for a similar compulsory-licensing program for the retransmission of broadcast programming to the home via satellite. In 1997, the Copyright Arbitration Royalty Panel significantly increased the rates of entities operating under Section 119. While this action has no direct impact on the rates applicable to the Company's services, it has generated a debate over the differences in the compulsory licensing schemes and the disparity of the rates. The Company's operations may be adversely affected if existing laws or regulations applicable to the Company's copyright royalty liability are modified or new laws are adopted.

     Under the retransmission consent provisions of the 1992 Cable Act, wireless and hardwire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station whose signal it wishes to retransmit. However, wireless cable systems, unlike hardwire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of broadcast television channels. Although it is not certain that the Company will be able to obtain the requisite broadcaster consents, the Company believes that in most cases it will be able to do so for little or no additional cost.

COMPETITION

  Subscription Television Services

     The Company offers analog subscription television services in 32 markets, serving approximately 107,000 customers at the end of 1998. In most of the Company's markets, its subscription television services are branded as "WANTV." The subscription television business provides essentially all of the Company's current revenue. Subscription television competition is very intense. The Company's existing and potential competitors in the subscription television business consist of a broad range of companies engaged in the communications and entertainment businesses, especially franchise cable operators and DBS providers, and to a lesser extent, television networks and home video products companies. The Company has recently experienced increased competition in the subscription television business due, in part, to the growth in market share of companies providing digital video.

     The Company has sought to differentiate itself from its competitors through lower prices, streamlined pricing plans, service guarantees, high-quality customer service and system performance, and local community involvement and support. These differentiating factors have decreased over time as new competitors, such as DBS providers, have entered the subscription television market, as the quality of customer service of competitors has improved, as digital video has become available, as incentives have improved for customers to switch to competitors' services, as the number of programming channels offered by competitors in their basic and premium packages has increased over the comparable number offered by the Company, as DBS providers began introducing low cost basic programming tiers with more programming channels than the Company's basic tiers and at rates comparable to or less than offered by the Company, and as certain competitors have begun offering high-speed Internet access bundles with their subscription television services.

     Many of the Company's existing or potential competitors have substantially greater name recognition and financial, technical and human resources than the Company and may be better equipped to develop and operate systems providing subscription television service. The Company's principal existing competitors for subscription television are described below.

  Franchise Cable Systems

     Currently, the Company's principal subscription television competitors are franchise cable companies that hold local franchises to operate their systems in the Company's markets. Cable television service is currently available to a significant majority of U.S. television households. In most instances, the franchise cable operators serve more subscribers on both a local and national level than the Company. Franchise cable companies typically offer a larger selection of programming than the Company. The Company seeks to compete with franchise cable companies by offering the most widely demanded programming choices at lower prices combined with high-quality customer service.

     In the current technological environment, most franchise cable operators would be required to significantly upgrade their coaxial systems in order to provide digital programming, which would involve a substantial investment of capital. In part, because of the substantial capital required, deployment of digital programming has been slow to occur. However, a number of proposed technological improvements, when fully completed, will permit cable companies to increase channel capacity, offer two-way capable systems, and deliver a higher quality picture and sound with less substantial upgrades to their systems.

     A critical competitive factor in the subscription television industry is access to high-quality programming at competitive prices. Programming costs represent one of the most significant expense items for subscription television operators. Franchise cable operators, with a total of about 67 million subscribers in the United States, compared to less than one million for wireless cable operators, usually pay less for programming expenses because of their significantly larger subscriber base. Because of the typically higher channel capacity of franchise cable systems over analog video wireless cable systems, franchise cable operators are also able to take advantage of discount rates available from certain programmers for carrying bundles of programming channels from the same or affiliated programmers. In some instances programmers have granted exclusive programming access to franchise cable operators.

     The Company's inability to renew its programming agreements on satisfactory terms as they expire, or to obtain access to acceptable alternate programming, would have a material, adverse effect on its business, financial condition and results of operations.

  Direct Broadcast Satellite

     DBS involves the transmission of an encoded signal directly from a satellite to the subscriber's home. Because the signal is at a higher power level than most satellite-transmitted signals, it can be received with a relatively small (typically 18-inch) dish mounted at a subscriber's premises.

     The cost of constructing and launching the satellites used to distribute DBS programming is substantial. When first introduced, DBS reception equipment for a single television set, plus installation fees, service charges and off-air antenna installation, where applicable, was more expensive than comparable prices charged by wireless and franchise cable operators. These prices have decreased as additional competitors have entered the DBS market and as DBS providers have become more aggressive in marketing their services. DBS operators served approximately 8.6 million subscribers nationwide at the end of 1998 (representing about a 38% increase from 1997). The Company is experiencing increased competition and Subscriber Churn from

DBS operators primarily because of a decrease in DBS equipment prices, lower monthly subscription rates, aggressive marketing by DBS operators and the number of digital-quality channels offered.

     To a lesser extent, the Company also competes with C-band satellite program distributors (also referred to as "backyard dish" or television receive only systems) and private cable operators in the provision of subscription television services.

  Internet Services

     The Company has launched commercial asymmetrical high-speed Internet access services in three markets, Portland, Oregon and Denver and Colorado Springs, Colorado. The service is branded as "WantWEB." WantWEB customers typically receive Internet download data at approximately 750 Kbps over wireless MDS channels and rely upon a telephone line upload, or return, to the Internet. Average Internet download speeds may vary widely based upon a number of factors, including the capacity of the Internet Service Providers ("ISPs") connectivity to the Internet, the number of users downloading information at any one time from an ISP, speed of the telephone return path and the characteristics of the user's personal computer. The Company's principal target market is small to mid-size business customers. The overall demand throughout the United States for Internet services is expected to grow substantially, led by increased utility of the Internet to corporate and consumer users, new software applications, availability of faster access speeds and rising personal computer penetration.

     The Internet access business is highly competitive. Barriers to entry are relatively low. Current and potential competitors include local, regional and national ISPs, telephone companies, franchise cable operators and DBS service providers. The Company's principal competition usually comes from high-speed Internet access alternatives and not from slower dial-up connections to the Internet. These principal competitors include franchise cable companies offering high-speed Internet over their networks, telephone companies such as local exchange carriers ("LECs") and competitive local exchange carriers ("CLECs") using ISDN, and digital subscriber lines ("DSL") or T1 connections, ISP's offering a similar variety of connections as LECs and CLECs, and DBS providers.

     The Company believes that it has a competitive advantage in achieving relatively fast download speed from the Internet with less capital investments than typically required by franchise cable operators to upgrade their networks or by LECs and CLECs offering DSL connectivity.

     The Company believes that competition will intensify in the future and its ability to be successful in this business will depend on a number of factors, including customer demand for high-speed Internet access services, acceptable pricing structures for high-speed Internet services, reliable subscriber equipment and the financial ability of the Company to service and grow the high-speed Internet business. Many of the Company's existing or potential competitors in the Internet access business have greater name recognition and financial, technical and human resources than the Company and may be better equipped to develop, deploy and operate Internet access systems.

     The high-speed Internet access business and other businesses, such as WBA, that use digital technologies present increased competition to the Company for the renewal of channel lease agreements. This increased competition arises because high-speed Internet access and certain other businesses that use digital technologies may require fewer channels than the traditional analog video use of wireless cable spectrum where a practical minimum of about 20 channels is required. The Company could lose channels to competitors or incur higher costs to renew or retain its existing channels.

  Wireless Broadband Access

     The Company believes that the best use of wireless cable spectrum is to serve small and medium-sized business customers with fixed, two-way high-speed data and telephony services. The Company is not presently offering WBA services. The Company faces two principal types of competition for its WBA services. One group of competitors is telephone companies such as LECs and CLECs that offer a wide variety of non-wireless broadband T1, T3, DSL and fiber connectivity for business customers. The other group of competitors is companies that offer or plan to offer WBA services using radio frequencies other than wireless cable spectrum. These competitors include companies operating in local multipoint distribution service spectrum (27.5 to 28.35 GHz, 29.1 to 29.25 GHz and 31.0 to 31.3 GHz) and in the 24 GHz and the 39 GHz bands. The Company believes that other frequencies of radio spectrum are also being evaluated for WBA services by competitors. All WBA providers are potentially competitors of the LECs because the WBA technologies bypass the local customer access lines of the LECs and the related costs charged by the LECs to access such lines. The various radio spectrum used by WBA providers is subject to different physical broadcast properties and FCC licensing rules.

     A broad range of companies engaged in the communications and entertainment businesses will be actual or potential competitors. Pending and future technological and regulatory developments may result in additional competitors and alternate means of providing broadband services. Almost all the competitors of the Company for broadband services are larger and have more capital, technology and human resources. The Company depends upon regulatory, technology and strategic partner actions, among other factors, in order to successfully implement its WBA business strategy (see " -- Business Strategy").

  Bundled Services

     Many franchise cable companies have begun offering or announced their intentions to offer, high-speed Internet access over their networks. At least one DBS provider also offers high-speed Internet access. AT&T Corp. ("AT&T") has completed its acquisition of Tele-Communications, Inc. ("TCI") and has announced its intention to use the cable network of TCI to distribute data and telephone services of AT&T. AT&T has also announced ventures with other franchise cable companies to distribute AT&T products. This bundling activity increases competition for the Company because of the attractiveness to customers of purchasing bundled services from one provider and because of the opportunity for the provider to price bundled services more competitively than individual services that the Company may offer.

MARKETS

     The Company operates under a decentralized management structure. To enhance its operating efficiency and maintain quality customer service, the Company has consolidated or "clustered" operations of systems by geographical areas. Many of the Company's operational systems or system clusters are managed by a General or Operations Manager who reports directly to the Vice President of Operations. General and Operations Managers are responsible for the day-to-day operations of their respective systems. Each operating system is staffed with customer service sales representatives and service technicians. Most non-executive employees of the Company have incentive compensation programs that are tied to service quality levels and operating goals. Pricing and programming decisions are made at the local level, subject to review by the Company's executive management.

     The following table sets forth, by region, certain information relating to the Company's Markets as of December 31, 1998:

                                                                    ESTIMATED
                                             TOTAL    DEVELOPED   HOUSEHOLDS IN
                  REGION                    MARKETS    MARKETS    SERVICE AREAS   SUBSCRIBERS
                  ------                    -------   ---------   -------------   -----------
Rocky Mountain............................    23         15         3,008,000        56,100
Southeast.................................     3         --           406,000            --
Western...................................    18         11         3,681,000        32,200
Midwest...................................     9          6         2,974,000        18,700
                                              --         --        ----------       -------
                                              53         32        10,069,000       107,000
                                              ==         ==        ==========       =======

     Information regarding each of the Company's Markets as of December 31, 1998 is presented in the following table. "Estimated Households in Service Areas" represents the approximate number of households within a 35 mile radius of the Company's tower sites, subject to certain downward adjustments for overlapping service areas. This information is based upon household estimates provided by MapInfo using data obtained from the Claritas database. The estimated households in the Claritas database for 1997 plus one fifth of the projected estimated households through 2002, was used to derive the Estimated Households in Service Areas for 1998. Some of these households will be "shadowed" and therefore unable to receive the Company's service due to Line-of-Sight Constraints. The percentage of Estimated Households in Service Areas that the Company estimates may be shadowed because of Line-of-Sight Constraints generally ranges from 10% to 50% depending upon the market.

                            WIRELESS CABLE CHANNELS

                                      1998                     OWNED OR LEASED                  TOTAL EXPECTED
                                    ESTIMATED      OWNED OR    CHANNELS SUBJECT                ANALOG CHANNELS
                                  HOUSEHOLDS IN   LEASED FCC    TO PENDING FCC      TOTAL     (INCLUDING OFF-AIR
                                  SERVICE AREAS    CHANNELS    APPLICATIONS(1)    MICROWAVE      CHANNELS)(2)
                                  -------------   ----------   ----------------   ---------   ------------------
ROCKY MOUNTAIN REGION
  Denver, CO....................      857,000         27              --             27               35
  Oklahoma City, OK.............      392,000         29              --             29               38
  Omaha, NE(3)..................      270,000         13              16             29               33
  Little Rock, AR...............      232,000         30              --             30               36
  Wichita, KS(3)................      207,000         31              --             31               34
  Colorado Springs, CO(3).......      207,000         33              --             33               38
  Mankato, MN(3)................      132,000         27               3             30               30
  Lincoln, NE(3)................      111,000         32              --             32               39
  Ft. Collins, CO(3)............       88,000         29               4             33               41
  Fargo, ND(3)..................       79,000         32               1             33               38
  Pueblo, CO(3).................       55,000         28               1             29               34
  Greeley, CO(3)................       54,000         30              --             30               38
  Billings, MT..................       53,000         28               4             32               35
  Lewiston, ID..................       50,000         12              --             12               18
  Rapid City, SD................       46,000         30              --             30               35
  Grand Island, NE(3)...........       43,000         32              --             32               41
  Bismarck, ND(3)...............       35,000         18              --             18               18
  Windom, MN(3).................       29,000         22              --             22               26
  Geneva, NE....................       17,000          8              --              8               15
  Tecumseh, NE..................       14,000         20              --             20               20
  Alamosa, CO...................       14,000         13               4             17               17
  Sheridan, WY..................       13,000         23               4             27               30
  Sterling, CO..................       10,000         13              --             13               13
                                   ----------
          Region Total..........    3,008,000
SOUTHEAST REGION
  Bradenton, FL.................      268,000          9               4             13               25
  Naples, FL(3),(4).............       89,000         22               1             23               29
  Sebring, FL...................       49,000         12               4             16               28
                                   ----------
          Region Total..........      406,000
WESTERN REGION
  Seattle, WA...................    1,007,000         14              --             14               24
  Portland, OR(3)...............      683,000         28              --             28               34
  Las Vegas, NV(3)..............      427,000         19              --             19               31
  Fresno, CA....................      274,000         25              --             25               39
  Salem, OR(3)..................      188,000         27               1             28               35
  Eugene, OR(3).................      126,000         33              --             33               36
  Visalia, CA(3)................      119,000         30               1             31               42
  Bellingham, WA................      118,000         24              --             24               32

                                      1998                     OWNED OR LEASED                  TOTAL EXPECTED
                                    ESTIMATED      OWNED OR    CHANNELS SUBJECT                ANALOG CHANNELS
                                  HOUSEHOLDS IN   LEASED FCC    TO PENDING FCC      TOTAL     (INCLUDING OFF-AIR
                                  SERVICE AREAS    CHANNELS    APPLICATIONS(1)    MICROWAVE      CHANNELS)(2)
                                  -------------   ----------   ----------------   ---------   ------------------
  Monterey/Salinas, CA(3).......      103,000         23               4             27               34
  Santa Barbara, CA.............      101,000          8               4             12               18
  Medford, OR(3)................       99,000         33              --             33               33
  Anchorage, AK.................       98,000         25               4             29               36
  Yuba City, CA(3)..............       84,000         27               5             32               43
  Redding, CA(3)................       66,000         33              --             33               38
  Merced, CA(3).................       58,000         25               8             33               38
  Bend, OR......................       48,000         32              --             32               36
  Wenatchee, WA(3)..............       43,000          9              12             21               23
  Maui, HI(3)...................       39,000         28              --             28               34
                                   ----------
          Region Total..........    3,681,000
MIDWEST REGION
  Cincinnati, OH(3).............      666,000         14              --             14               20
  Columbus, OH(3)...............      585,000         20               9             29               34
  Youngstown, OH(3).............      428,000         32               1             33               37
  Toledo, OH....................      326,000         28               4             32               40
  South Bend/Elkhart, IN(3).....      298,000         31              --             31               36
  Lansing, MI(3)................      219,000         23               8             31               37
  Jackson, MI(3)................      178,000         17              13             30               34
  Sheboygan, WI(3)..............      152,000          2              --              2                7
  Green Bay, WI(3)..............      122,000         29              --             29               35
                                   ----------
          Region Total..........    2,974,000
                                   ----------
          Total.................   10,069,000
                                   ==========

---------------

(1) New station applications, petitions for reconsideration and petitions for reinstatement are subject to approval by the FCC. The entities with which the Company has entered into leasing agreements have filed a series of applications for wireless cable channels. In many cases, the Company's applicant is the sole applicant. Due to the qualifications of the Company's applicants relative to competing filings, the Company expects that most of these applications will be approved by the FCC. However, there can be no assurance that these FCC applications will be approved.

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

(4) The Company has exercised a put right to sell this market to BellSouth Wireless pursuant to the BellSouth Agreement upon the satisfaction of certain conditions.

     In addition to the channel interests detailed above, the Company holds channel rights in a number of other U.S. markets. The Company may seek additional channel rights in these markets or sell or exchange the channel rights it already holds.

     Pursuant to an Investment Agreement dated January 19, 1991, between CFW Communications Company ("CFW"), a diversified publicly-traded telecommunications company based in Waynesboro, Virginia, and ATI (which agreement provided for the purchase by CFW of 1,209,678 shares of ATI's Series A Convertible Preferred Stock), the Company is entitled to receive payments equal to 10% of the earnings (as defined in the agreement) of each wireless cable system developed by CFW in the Commonwealth of Virginia for a 15-year period after each respective system has achieved accumulated pre-tax income. In return, the

Company is required to provide certain advisory services to CFW in connection with the development of such systems. CFW currently operates wireless cable systems in Richmond, Charlottesville and other cities within the Shenandoah Valley, and maintains certain wireless cable channel rights in Lynchburg and Winchester, Virginia.

PROGRAMMING

     The Company's analog wireless cable systems seek to offer popular programming at affordable prices. The Company selects its basic programming channels to appeal to a specific subscriber base and generally does not offer programming which appeals to small, specialized market segments. The Company's typical analog channel offering includes between 11 and 28 basic cable channels, certain premium channels (such as HBO and Showtime) and one or two pay-per-view channels. Specific programming packages vary according to particular market demand. Local off-air channels are received by the subscriber along with the Company's wireless channels, thereby adding, on average, four to eight channels to the number of basic channels offered. Programming expenses typically exceed one-third of the Company's revenue and have been increasing as a percent of revenue. The Company could be adversely affected if it cannot increase subscriber rates, because of market pressures or otherwise, to offset increases in programming and other expenses.

SALES AND MARKETING

     In marketing its subscription television service, the Company continues to target specific consumer segments which have demonstrated a propensity toward value-added choices and offers specific marketing programs based on local demand, general market characteristics and subscriber surveys. High-speed Internet access services are primarily marketed to small and medium-sized businesses.

EQUIPMENT AND FACILITIES

     The Company's analog wireless cable systems utilize fully addressable subscriber equipment. Subscriber equipment generally includes a microwave receiver, downconverter, set-top converter and remote control unit. Because the Company is not replacing all of its Subscriber Churn, the Company's requirements for subscriber equipment to operate its Developed Markets have been reduced. The Company is not dependent upon any one supplier for its analog video equipment.

     The Company's high-speed Internet access service utilizes the same microwave antennas and downconverters as its analog wireless cable service. Subscribers are typically required to purchase the cable modem, which is sold by the Company. The Company is dependent upon a single supplier, Hybrid Networks, Inc. for high-speed cable modems. The Company's inability to purchase modems at satisfactory prices from this supplier or a substitute supplier could have a material adverse effect on the Company's high-speed Internet access business.

LICENSES AND CHANNEL LEASES

     The majority of the licenses the Company uses to broadcast its programming are under long-term leases with third party licensees. A typical channel lease is for a period of ten years or more including renewals. Certain channel agreements permit only the use of analog technologies. Thus, the deployment of digital services may require renegotiations of these channel leases. Although the Company anticipates that it will continue to have access to a sufficient number of channels to operate wireless cable systems, if a significant number of the Company's channel leases are not renewed, a significant number of its pending FCC applications are not granted, or the FCC terminates, forfeits, revokes or fails to renew the authorizations held by the Company's channel lessors, the Company may be unable to provide competitive programming packages to subscribers in some or all of its markets. These events would also impede the Company's development plans for WBA.

EMPLOYEES

     As of March 5, 1999, the Company had approximately 260 employees. The Company considers relations with its employees to be satisfactory. The Company also uses independent contractors to perform certain professional services.

ITEM 2. PROPERTIES

     The principal physical assets of a wireless cable system consist of satellite signal reception equipment, radio transmitters and transmission antennas, as well as office space, warehouse and transmission tower space. The Company's principal office is located in approximately 18,000 square feet of leased office space in Colorado Springs, Colorado. The Company occupies this space under a lease agreement that expires in 2000. The Company believes that such office space in Colorado Springs is adequate for the near future. The Company currently leases additional office and warehouse space in each of its Developed Markets and certain of its Undeveloped Markets pursuant to lease agreements that expire at various times over the next three to five years.

     The Company also leases tower transmission space in all of its Developed Markets (except for three markets where it owns transmission towers) and certain of its Undeveloped Markets, pursuant to long-term lease arrangements. The Company's tower lease agreements provide for locating transmitter, antenna and other equipment at existing towers to broadcast wireless cable signals. The agreements generally cover a period of five to ten years and are subject to renewals upon expiration. To date, the Company has been able to obtain suitable tower space on satisfactory terms in each of its Developed Markets. In the event that any one or more of these tower space leases is terminated or not renewed upon expiration, the Company will be required to obtain alternative tower space and potentially modify its licenses in order to broadcast its services.

ITEM 3. LEGAL PROCEEDINGS

     The Company owns all the partnership interests in Fresno MMDS Associates ("FMA"). On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against FMA, the Company and others in an action entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telsat, Inc., an Indiana Corporation, et al., Superior Court of the State of California, Fresno, California. The complaint alleges that a channel lease agreement between FMA and the Fresno County school system has expired. The plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The parties have conducted substantial discovery. The Company removed the case to federal court in December 1998. Plaintiff filed a motion to remand the case to state court. The motion was heard on February 22, 1999, and remains under submission with the court. No trial date is set in the case. The Company denies that the channel lease agreement has expired.

     On or about October 13, 1998, Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982, filed a lawsuit against the Company entitled Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982 v. American Telecasting, Inc., in the United States District Court for the District of Colorado. The complaint alleges that the Company owes the plaintiffs $1,250,000 due on a note which matured on September 15, 1998. The plaintiffs seek payment of $1,250,000 plus attorney fees and interest. The Company has answered the complaint and denied any liability. Limited discovery has occurred and a trial preparation schedule has been ordered by the court

     In addition, the Company is occasionally a party to legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of the Company, resolution of these matters will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT
(FURNISHED IN ACCORDANCE WITH ITEM 401(b) OF REGULATION S-K, PURSUANT TO GENERAL INSTRUCTION G(3) OF FORM 10-K)

     The following table sets forth certain data concerning the Company's executive officers as of the date of this Report:

             NAME                AGE     PRESENT POSITION      BUSINESS EXPERIENCE AND OTHER INFORMATION
             ----                ---     ----------------      -----------------------------------------
Donald R. DePriest.............  59    Chairman of the Board   Chairman of the Board Directors since
                                       of Directors            March 1990; President of the Company from
                                                               1988 through March 1990; Chairman of the
                                                               Board of Directors, President and sole
                                                               stockholder of MedCom Development
                                                               Corporation ("MedCom"), the sole general
                                                               partner of MCT Investors, L.P. ("MCT"),
                                                               an investment partnership specializing in
                                                               the communications and health care
                                                               industries and the Company's largest
                                                               stockholder; also a limited partner of
                                                               MCT; Chairman of the Board and President
                                                               of Boundary Healthcare Products
                                                               Corporation, a hospital products
                                                               manufacturer, from 1987 through its sale
                                                               to Maxxim Medical, Inc. ("Maxxim") in
                                                               December 1992; Director of Maxxim, a
                                                               publicly traded hospital products
                                                               manufacturer, since December 1992.
Richard F. Seney...............  44    Vice Chairman of the    Vice Chairman of the Board of Directors
                                       Board of Directors      of the Company since October 1993;
                                                               Secretary of the Company since 1988;
                                                               Treasurer of the Company from 1988 to
                                                               March 1994; Vice President and General
                                                               Manager of MedCom since 1987; limited
                                                               partner of MCT.
Robert D. Hostetler............  57    President and Chief     President and Chief Executive Officer of
                                       Executive Officer       the Company since January 1996; Vice
                                                               President -- Development of the Company
                                                               from January 1995 through December 1995;
                                                               Director of Mergers and Acquisitions of
                                                               the Company from December 1993 through
                                                               December 1994; from 1988 to 1993 served
                                                               as director and/or officer of several
                                                               entities engaged in the business of
                                                               constructing and operating wireless cable
                                                               television systems, certain of which were
                                                               acquired by the Company in December 1993.
David K. Sentman...............  48    Senior Vice             Senior Vice President and Chief Financial
                                       President, Chief        Officer since January 1996; Vice
                                       Financial Officer,      President -- Finance and Chief Financial
                                       Treasurer and           Officer from July 1995 through December
                                       Assistant Secretary     1995; served in various capacities,
                                                               including Chief Financial Officer, with
                                                               Artisoft, Inc. from July 1992 through
                                                               February 1995.

             NAME                AGE     PRESENT POSITION      BUSINESS EXPERIENCE AND OTHER INFORMATION
             ----                ---     ----------------      -----------------------------------------
Terry J. Holmes................  44    Senior Vice President   Senior Vice President since September
                                                               1997; Vice President -- Operations from
                                                               January 1996 through August 1997;
                                                               Regional Manager -- Western Region from
                                                               June 1995 through December 1995;
                                                               currently Managing Director of Fresno
                                                               MMDS Associates; General Manager of the
                                                               Fresno MMDS Associates from June 1991 to
                                                               June 1995.
Lee G. Haglund.................  47    Vice President --       Vice President -- Operations since
                                       Operations              September 1998; Regional Manager --
                                                               Western Region from January 1996 to
                                                               September 1998; General Manager from July
                                                               1995 to January 1996; served in various
                                                               capacities, including Regional Manager,
                                                               with Falcon Cable from June 1991 to June
                                                               1995.
Bryan H. Scott.................  40    Vice President --       Vice President -- Engineering since
                                       Engineering             September 1997; Director of Engineering
                                                               from April 1997 to August 1997; System
                                                               Development Manager from April 1994 to
                                                               March 1997; prior to April 1994, served
                                                               in various positions with Tele-
                                                               Communications, Inc., Fanch
                                                               Communications, Inc., Time Warner
                                                               Entertainment and American Television
                                                               Communications Corporation.
Nasser Sharabianlou............  42    Vice President --       Vice President -- Telecom Services since
                                       Telecom Services        May 1998; held various technical and
                                                               management positions with Pacific Bell
                                                               from 1986 to May 1998.
Charles A. Spann...............  35    Vice-President --       Vice President -- Development since
                                       Development             January 1999; held various positions with
                                                               the Company since October 1994; held
                                                               various positions with InterMedia
                                                               Partners from 1990 to October 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In February 1998, The Nasdaq Stock Market informed the Company that it was not in compliance with the new net tangible asset/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market. Effective with the close of business October 28, 1998, Nasdaq delisted the Company's Class A Common Stock. The delisting by Nasdaq may make it more difficult to buy or sell the Company's Class A Common Stock or obtain timely and accurate quotations to buy or sell. In addition, the delisting may result in a decline in the trading market for the Class A Common Stock, which could potentially further depress the Company's stock and bond prices, among other consequences. Subsequent to the delisting, the Company's Class A Common Stock commenced trading on the OTC Bulletin Board.

     The Company's Class A Common Stock is quoted on the OTC Bulletin Board under the symbol "ATEL." The table below sets forth the high and low sale prices for the Class A Common Stock on The Nasdaq Stock Market (as reported by Nasdaq) through the third quarter of 1998, and the OTC Bulletin Board for fourth quarter of 1998.

                                                              HIGH     LOW
                                                              -----   -----
1997
  First Quarter.............................................  $6.50   $1.50
  Second Quarter............................................   2.09     .50
  Third Quarter.............................................   1.50     .53
  Fourth Quarter............................................   2.75     .69
1998
  First Quarter.............................................   1.47     .53
  Second Quarter............................................   1.00     .47
  Third Quarter.............................................   1.09     .25
  Fourth Quarter............................................    .56     .10

     As of March 5, 1999, there were 445 record holders of the Company's Class A Common Stock, not including stockholders who beneficially own Class A Common Stock held in nominee or street name. As of March 5, 1999, there were approximately 4,400 beneficial owners of the Company's Class A Common Stock held in nominee or street name.

     The Company has never declared or paid any cash dividends on its Class A Common Stock and does not expect to declare dividends in the foreseeable future. Payment of any future dividends will depend upon the earnings and capital requirements of the Company, the provisions of the Company's debt facilities and other factors the Board of Directors considers appropriate. The Company's ability to declare dividends is affected by covenants in certain debt facilities that prohibit the Company from declaring dividends and the Company's subsidiaries from transferring funds in the form of cash dividends, loans or advances to ATI.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data as of, and for each period in, the five year period ended December 31, 1998 have been derived from, and are qualified by reference to, the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto, for each of the three years in the period ended December 31, 1998, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                            YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                          1994(1)      1995(2)       1996(3)      1997(4)      1998(5)
                                         ----------   ----------   -----------   ----------   ----------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Total revenues.........................   $ 21,629     $ 47,501     $  62,032     $ 59,031     $ 47,737
Costs and expenses:
  Operating............................     13,128       26,021        36,029       34,516       30,488
  Marketing, general and
     administrative....................     13,486       27,870        26,256       23,544       21,438
  Depreciation and amortization........     12,032       29,276        44,665       49,033       42,398
  Impairment of wireless cable
     assets............................         --           --        21,271           --       52,369
                                          --------     --------     ---------     --------     --------
Loss from operations...................    (17,017)     (35,666)      (66,189)     (48,062)     (98,956)
Interest expense and other, net........     (7,271)     (22,300)      (35,488)     (41,537)     (40,554)
Gain on disposition of wireless cable
  systems and assets...................         --           --            --       35,944        2,396
Extraordinary gain on extinguishment
  of debt..............................         --           --            --           --       61,047
                                          --------     --------     ---------     --------     --------
Loss before income taxes...............   $(24,288)    $(57,966)    $(101,677)    $(53,655)    $(76,067)
                                          ========     ========     =========     ========     ========
Net loss applicable to Class A Common
  Stock(6).............................   $(15,478)    $(66,635)    $(104,630)    $(52,471)    $(74,946)
                                          ========     ========     =========     ========     ========
Basic and diluted net loss per
  share(7).............................   $  (1.08)    $  (4.17)    $   (5.78)    $  (2.06)    $  (2.91)
                                          ========     ========     =========     ========     ========
Net dividends declared.................   $     --     $     --     $      --     $     --     $     --
                                          ========     ========     =========     ========     ========
Weighted average shares
  outstanding(7).......................     14,357       15,977        18,096       25,458       25,744
                                          ========     ========     =========     ========     ========
OPERATING AND OTHER DATA:
  Earnings (loss) before interest,
     income taxes, depreciation and
     amortization(8)...................   $ (4,985)    $ (6,390)    $    (253)    $    971     $ (4,189)
  Number of operational systems (at end
     of period)........................         26           38            38           33           32
  Number of subscribers (at end of
     period)...........................    106,500      173,700       179,800      138,900      107,000
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments(9)....................   $ 33,331     $ 32,514     $  18,476     $  9,125     $ 11,155
  Intangible assets, net...............    118,397      166,194       161,168      150,090       83,890
  Total assets.........................    226,920      317,049       283,572      261,247      127,665
  Long-term obligations (net of current
     portion and deferred income
     taxes)............................    117,761      225,512       256,354      293,286      240,040
  Stockholders' equity (deficit).......     93,843       53,736         3,113      (49,224)    (124,170)

---------------

(1) Includes the results of operations of the Bend, FEN/WEN Group, Oklahoma City, Wichita and Lakeland systems from their respective acquisition dates.

(2) Includes the results of operations of the Medford, Sheridan, Redding, Las Vegas and Rapid City systems and Fresno Wireless Cable Television, Inc. from their respective acquisition dates.

(3) Includes the results of operations of the Cincinnati system from its acquisition date.

(4) The Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida were sold to BellSouth Wireless in August 1997. The assets sold accounted for total revenues, operating expenses and earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately $5.2 million, $4.3 million and $902,000, respectively, for the period from January 1, 1997 through the closing date of the transaction.

(5) The Company's operating system and channel rights in the Florida market of Lakeland, Florida were sold to BellSouth Wireless in July 1998. The assets sold accounted for total revenues, operating expenses and EBITDA of approximately $1.4 million, $1.1 million and $377,000, respectively, for the period January 1, 1998 through the closing date of the transaction. The Company also closed on additional channels in the Ft. Myers and Jacksonville, Florida markets. There was no effect on revenues, operating expenses and EBITDA as a result of this transaction.

(6) Reflects, for 1995, the cumulative effect of the change in accounting for installation costs effected January 1, 1995 (income, net of income taxes, of $602,000 or $0.04 per share) and the extraordinary charge on early retirement of debt recognized during the quarter ended September 30, 1995 (charge of $11.5 million or $0.72 per share). Net loss for the year ended December 31, 1996 includes a dividend embedded in the conversion feature of ATI's Series B Convertible Preferred Stock of $6.25 million. Includes for 1998 the cumulative effect of a change in accounting principle to expense start-up costs made in accordance with Statement of Position 98-5 "Accounting for Start-up Costs" issued by the American Institute of Certified Public Accountants (charge of $1.9 million or $.07 per share).

(7) Pro forma net loss per share and weighted average shares outstanding for the year ended December 31, 1994 were $1.07 and 14,445,000, respectively. Pro forma net loss per share and weighted average shares outstanding for the year ended December 31, 1994 give effect to the conversion in January 1994 of all outstanding shares of ATI's Series A Convertible Preferred Stock into 2,014,098 shares of Common Stock. Net loss per share for the year ended December 31, 1996 gives effect to the dividend embedded in the conversion feature of ATI's Series B Convertible Preferred Stock of $6.25 million. Pro forma net loss per share and weighted average shares outstanding for the years ended December 31, 1996 and 1997 give effect to the conversion of outstanding shares of ATI's Series B Convertible Preferred Stock into 2,273,785 shares of Class A Common Stock and 4,959,369 shares of Class A Common Stock, respectively.

(8) Earnings (loss) before interest, taxes, depreciation and amortization is a commonly used measure of performance within the wireless cable industry. However, it does not purport to represent cash provided by (used in) operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. The amount for 1996 and 1998 excludes an impairment of wireless cable assets of approximately $21.3 million and $52.4 million, respectively.

(9) Excludes, for 1997, available cash of approximately $31.7 million, representing the Net Available Proceeds from the BellSouth Transaction as of December 31, 1997, which was required to be used for asset purchases and debt repayments pursuant to the Indentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business strategy on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; the Company's inability to develop and implement new services such as wireless broadband access and high-speed Internet access; the Company's inability to obtain the necessary authorizations from the Federal Communications Commission for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; a failure by the Company to attract strategic partners; general business and economic conditions; inexperience of management in deploying a wireless broadband access business; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

INTRODUCTION

     The Company's principal business strategy is to pursue implementation of a Wireless Broadband Access ("WBA") capability that it believes will eventually be the best use of the wireless cable spectrum. The Company believes that market, technological and regulatory developments are creating an opportunity for the current wireless cable spectrum to be used to serve small and medium-sized business customers with fixed, two-way high-speed data and telephony services. The Company's WBA business strategy assumes that it will become part of a larger wholesale provider of fixed, two-way high-speed data and telephony services and does not assume retail distribution of WBA services directly by the wholesale provider. The WBA business strategy also assumes an investment in the Company and other wireless cable providers by a strategic partner that will serve both as an investor and as a customer of a newly created entity to offer WBA services. The Company believes that the WBA business strategy provides stakeholders of the Company with the best opportunity to recover some of their investments and maximize future value.

     While pursuing alternative uses for the wireless cable spectrum, such as WBA, the Company has continued operating its Developed Markets principally as an analog video subscription television business. The Company's video plan has been, in part, to maximize operating cash flow from its analog video operations, while pursuing its WBA business strategy. This operating plan has also been required because of the Company's low cash resources, high levels of debt and lack of access to capital markets. The Company has intentionally curtailed growth in its analog video business by not investing the capital expenditures and marketing and other funds necessary to replace all subscribers who chose to stop receiving the Company's services ("Subscriber Churn"). In an effort to minimize investment in new customer additions, the Company has also increased installation rates charged to new video subscribers. These price increases and increased competition have substantially reduced video subscriber additions. The Company is focusing its attention on retaining existing customers, and is exploring alternatives for maximizing the value of its analog video subscribers.

     Using digital technology, the Company launched an asymmetrical high-speed Internet access service in its Colorado Springs, Colorado market in 1997 branded as "WantWEB." WantWEB was launched in Denver, Colorado and Portland, Oregon in February 1998. The Company launched commercial operations in a small number of markets in order to evaluate the long-term viability and financial returns of the business. The Company is seeking to maintain its Internet subscriber base, but no future launches of WantWEB are currently planned. Revenue from the WantWEB business is not significant.

     During 1998, the Company took certain actions to reduce its costs and conserve its limited cash resources. Such measures included a reduction in the size of the Company's workforce by about 30%, decreases in capital expenditures and discretionary expenses and replacement of Subscriber Churn. The

Company's business strategy regarding analog video subscribers is expected to result in a further decline in subscribers, revenue and operating cash flow. This negative trend is expected to continue for the foreseeable future until the Company is able to successfully introduce and market alternative digital services. Moreover, at this time, the Company does not generally intend to further develop any of its Undeveloped Markets using analog video technology. Unless and until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or sell assets to satisfy its working capital and capital expenditure needs.

  Wireless Broadband Access

     The execution of the Company's WBA business strategy has two principal elements. First, pursue the regulatory, technology and strategic investment activities necessary to shift the Company's existing analog video business to WBA services. Second, manage the Company's existing analog video business to preserve limited cash resources and afford the Company additional time to pursue development of WBA services. As part of this second element, the Company has not been increasing its analog video subscriber levels.

     Regulatory developments have begun to benefit the WBA business strategy. In September 1998 the FCC issued regulations that permit two-way use of the wireless cable spectrum. However, the Company, along with other entities, has petitioned the FCC to refine its two-way rules to permit simpler deployment of commercial operations under the two-way rules. Actual implementation of two-way commercial businesses will require, among other factors, some changes in the existing rules along with filing "windows" by the FCC to submit two-way license applications.

     Another component of the WBA business strategy has been the development of technology. There is presently no commercially available point-to-multipoint equipment for both two-way data and telephony over wireless cable spectrum. In 1997, the Company began working with certain equipment vendors and system integrators to construct and test broadband, two-way wireless technology to provide "last mile" connectivity over wireless cable spectrum for both high-speed data and telephony. As a part of this effort, the Company established technical trials in Eugene, Oregon and Seattle, Washington and has been testing various technologies. The technical trials are not presently intended to become full commercial WBA operations. The Company believes that point-to-multipoint equipment required for implementing its WBA business strategy will not be commercially available until late 1999 at the earliest.

     The third component of the WBA business strategy has been to enter into a relationship with one or more strategic partners that facilitates access to markets, technologies, products, capital and infrastructure. Potential strategic partners include telecommunications, Internet, software and equipment companies. A strategic partnership would likely be accompanied by a financial restructuring of the Company and could involve transactions with other wireless cable operators. The Company's WBA business strategy assumes that strategic partners would share in some of the capital expenditures necessary to construct WBA commercial operations. Although many factors affect the ability to achieve such a strategic relationship, the most significant challenge to the Company has been the significant complexities and uncertainties of building a WBA business using predominately leased wireless cable spectrum. There can be no assurance that the Company will be able to enter into one or more strategic relationships or on terms and conditions satisfactory to the Company.

     The WBA business strategy has many risks and uncertainties, including but not limited to, not receiving the necessary FCC authorizations for two-way licenses upon terms acceptable to the Company, not having access to two-way equipment for wireless cable spectrum upon commercially acceptable terms, not entering into a strategic relationship that supports the WBA business strategy, not having access to sufficient channel capacity upon commercially acceptable terms, to operate the WBA business, not having sufficient capital resources to implement a WBA business strategy, not having sufficient capital resources to operate the current analog video subscription business or to meet the Company's obligations under its high-yield notes until a strategic partner relationship can be established, and not having the necessary management skill or human resources. There can be no assurance that the WBA business strategy will provide stakeholders, including stockholders and bondholders, of the Company with a recovery on their investments or will produce or maximize future value.

     There is also uncertainty regarding the degree of subscriber demand for WBA services, especially at pricing levels at which the Company can achieve an attractive return on investment. There can be no assurance that there will be sufficient subscriber demand for such services to justify the cost of their introduction, or that the Company will be successful in competing against existing or new competitors in the market for such broadband services. The Company expects that the market for any such services will be extremely competitive. See " -- Competition."

LIQUIDITY AND CAPITAL RESOURCES

  Sources and Uses of Funds

     The Company has experienced negative cash flow from operations in each year since inception. Although certain of the Company's more established systems currently generate positive cash flow from operations, the sale of six operating systems to BellSouth Wireless since August 1997, and the Company's strategy to not replace all Subscriber Churn has resulted in a decline in revenue and operating cash flow. The Company expects this decline in revenue and cash flow to continue. The Company's high-speed Internet access business, advanced technology trials in Eugene, Oregon and Seattle, Washington, and regulatory, technology and strategic partner activities necessary to implement the Company's WBA business strategy have been and are expected to consume cash resources. Unless and until sufficient cash flow is generated from operations, or until a strategic partner relationship is established, the Company expects to attempt to utilize its current capital resources or to sell assets to satisfy its working capital and capital expenditure needs.

     In 1999, additional obligations for cash expenditures include a cash interest payment of approximately $10.5 million on December 15, 1999 on the Senior Discount Notes due 2004 (the "2004 Notes") and purchase of channels and equipment for construction of channels pursuant to pre-existing commitments. The Company may also incur significant expenses in connection with a capital restructuring in 1999. Cash resources available to apply to the Company's cash obligations include existing cash and investment balances, proceeds from additional closings under the BellSouth Agreement, if such closings occur, and proceeds, if any, from other asset sales. Without such closings or sales, the Company will be required, at a minimum, to further curtail its planned capital and other expenditures.

     Without new investments in the Company, additional borrowings, or a capital restructuring accompanied by additional investments or borrowings, it is unlikely that the Company will be able to make cash interest payments on either the 2004 Notes or the Senior Discount Notes due 2005 (the "2005 Notes") or meet its other obligations by the end of 1999, or earlier. There is no assurance that such sources of cash will be available to the Company. The first cash interest payment is due on December 15, 1999 on the Company's 2004 Notes and must be paid from unrestricted cash. The Company is pursuing a number of alternatives to address its limited liquidity and its cash interest and principal payment obligations under the 2004 Notes and 2005 Notes. These alternatives include combinations of establishing strategic relationships, asset sales, additional borrowings, and a capital restructuring under the protection of the bankruptcy laws. While any such restructuring, should it occur, could take a variety of forms, it probably would involve an exchange of some or all of the outstanding debt for common stock in the Company under the protection of the bankruptcy laws and would result in very substantial or total dilution of existing stockholders. Even if the Company were to seek a capital restructuring under the protection of the bankruptcy laws, the Company would require additional capital to continue its WBA business strategy and to operate its current businesses. There can be no assurance that such capital will be available at all or on terms acceptable to the Company. In managing its limited cash resources, the Company may be required to curtail its operations and development plans, which curtailment could involve, among other things, further reduction in the Company's workforce, closing certain operating businesses or discontinuing certain activities, including but not limited to, high-speed Internet access and advanced technology trials.

     The Company is pursuing strategic relationships or transactions with telecommunication, Internet, software and equipment companies. These relationships could provide the Company with access to technolo-gies, products, capital and infrastructure. The Company's ability to implement its WBA business strategy will depend, among other things, on its ability to attract sufficient additional capital through relationships with strategic partners. There can be no assurance that sufficient capital will be available on terms satisfactory to the Company, or at all. The Company has not reached any agreements or understandings with respect to such strategic relationships or transactions and there can be no assurance that any such agreements or understandings will be reached or upon terms satisfactory to the Company.

     The Company is experiencing increased programming expenses from normal annual escalations, renewals of programming contracts on less favorable terms and as a result of the Company's declining subscriber base. These cost increases place additional downward pressure on the Company's cash flow from operations.

     With the introduction of the high-speed Internet access business and the development of a WBA business, the Company may experience increased competition for the renewal of channel lease agreements. As a result, the Company could lose channels or incur higher costs to renew and retain its existing channels. Furthermore, certain of the Company's channel lease agreements permit only analog technologies. Thus, the deployment of businesses such as WBA and high-speed Internet access that utilize digital technologies may require renegotiations of these channel leases, which could also result in increased operating costs.

     In March 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless which provides for the sale of all of the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southeastern Assets") to BellSouth Wireless (the "BellSouth Transaction"). The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Naples, Sebring and Miami, Florida.

     In August 1997, the Company completed the first closing of the BellSouth Transaction, which involved selling to BellSouth Wireless the Company's operating systems and channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received by the Company from the first closing totaled approximately $54 million. In March 1998, the Company sold additional channels in the Ft. Myers and Jacksonville, Florida markets for cash consideration of approximately $2.9 million.

     In July 1998, the Company completed an additional closing of the BellSouth Transaction, which sold to BellSouth Wireless the Company's wireless operating system and channel rights in Lakeland, Florida. The proceeds received by the Company were approximately $12.0 million, of which $1.8 million remains in escrow.

     In August 1998, the Company sold to BellSouth Wireless additional channels in the Lakeland, Florida market for cash consideration of approximately $5.0 million. Under the terms of the BellSouth Agreement, additional closings are possible through August 1999. If additional closings occur, the Company presently estimates that total gross proceeds will be less than $10 million. The BellSouth Agreement contains customary conditions for each closing, including the satisfaction of all applicable regulatory requirements. There can be no assurance that all conditions will be satisfied or that further sales of assets to BellSouth Wireless will be consummated.

     In conjunction with the BellSouth Transaction, the Company agreed to sell its hardwire cable television system in Lakeland, Florida. In February 1998, this system was sold to Time Warner Entertainment -- Advance Newhouse Partnership. The proceeds received by the Company were approximately $1.5 million.

     In July 1998, the Company purchased from Fresno Telsat, Inc. ("FTI") the remaining 35% partnership interest that the Company did not already own in Fresno MMDS Associates for cash consideration of $1.5 million plus contingent cash consideration of up to $255,000, the precise amount of which will depend upon the outcome of litigation between the Company and the Fresno County Superintendent of Schools. Through two of its subsidiaries, the Company is now the 100 percent owner of Fresno MMDS Associates.

     On March 19, 1999, the Company entered into an agreement with AESCO Systems, Inc. ("AESCO") to acquire wireless cable channels in Portland, Oregon from AESCO for a fixed payment of $2.25 million plus a deferred payment based upon the price received in any further transfer of the channels within the next five years. In addition the Company paid $250,000 on March 19, 1999 as consideration for a no-shop covenant. Payment of the $2.25 million fixed portion of the purchase price to AESCO is contingent upon the Company's closing of sale transactions of other wireless cable assets for cumulative cash consideration of $5 million or more and the FCC's grant by final order of the assignment application for the licenses. The agreement will terminate on March 15, 2000 if the transaction has not been completed.

OTHER LIQUIDITY AND CAPITAL RESOURCES REQUIREMENTS AND LIMITATIONS

  2004 Notes and 2005 Notes

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

     Pursuant to certain restrictive covenants in the Indentures relating to the Company's 2004 Notes and 2005 Notes, Net Available Proceeds (as defined in the Indentures) from Asset Dispositions (as defined in the Indentures) from transactions other than BellSouth must be applied within 270 days of such closing: (1) first, to prepay or repay outstanding debt of the Company or any Restricted Subsidiary (as defined) to the extent the terms of the governing documents therefore require such prepayment (2) second, to the extent of any such Net Available Proceeds remaining after application thereof pursuant to item
(1) above, to the acquisition of assets used in the transmission of video, voice and data and related businesses and services of the Company or a Restricted Subsidiary and (3) third, to the extent of any such Net Available Proceeds remaining after the application thereof pursuant to items (1) and (2) above, (i) first to prepay or repay all outstanding debt of the Company or any Restricted Subsidiary that prohibits purchases of the 2004 Notes or 2005 Notes and (ii) then, to the extent of any remaining Net Available Proceeds, to make an offer to purchase outstanding 2004 Notes and 2005 Notes at a purchase price equal to 100% of the accreted value thereof to any purchase date prior to maturity.

     In April 1998, the Company tendered an offer (the "Tender Offer") for a portion of its outstanding 2004 Notes and a portion of its outstanding 2005 Notes at a cash price of $255 per $1,000 principal amount at maturity of the 2004 Notes purchased and $225 per $1,000 principal amount at maturity of the 2005 Notes purchased (collectively the "Notes").

     On May 7, 1998, the Company completed the Tender Offer and purchased approximately $30.2 million aggregate principal amount at maturity of 2004 Notes (approximate accreted value of $25.3 million as of May 7, 1998) and approximately $43.5 million aggregate principal amount at maturity of 2005 Notes (approximate accreted value of $30.6 million as of May 7, 1998). The maximum aggregate amount of cash available for the purchase of the Notes pursuant to the offer was $17.5 million. The Company recognized an extraordinary gain of approximately $37.0 million upon early extinguishment of the Notes.

     In conjunction with and as a condition of the Tender Offer, the Company also received the consent of holders of the majority of the outstanding Notes to
(i) waivers (the "Waivers") of certain asset disposition covenants in the Indentures (the "Indentures") relating to the Notes with respect to proceeds previously received from certain asset dispositions, and (ii) amendments (the "Amendments") of the Indentures regarding treatment of future proceeds from certain asset dispositions pursuant to the BellSouth Transaction.

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

     The Waivers approved by the noteholders waived the application of the Asset Disposition Covenants with respect to any and all net proceeds previously received by the Company from dispositions completed prior to the Tender Offer, including pursuant to the BellSouth Transaction.

     The Amendments amended the Asset Disposition Covenants in the case of any and all Net Available Proceeds received by the Company from (i) dispositions under the BellSouth Agreement that closed after May 7, 1998, which are presently estimated at less than $10 million in proceeds depending on the total number of channel leases and licenses ultimately delivered by the Company to BellSouth, and (ii) the approximately $2.0 million in proceeds that were received from an escrow account related to a BellSouth closing occurring on July 15, 1998.

     Pursuant to the Amendments, no later than 30 days after the aggregate amount of Net Available Proceeds first equaled or exceeded $10 million, the Company was obligated to utilize 57% of the amount of such Net Available Proceeds to make an offer (the "Initial Offer") to purchase the outstanding Notes, at a purchase price in cash equal to the greater of (i) $280.50 per $1,000 principal amount at maturity in the case of the 2004 Notes and $247.50 per $1,000 principal amount at maturity in the case of the 2005 Notes and (ii) the market value of the Notes. Any and all financial advisor, legal and other costs and fees incurred by the Company in connection with completing or facilitating any future BellSouth dispositions, escrow proceeds, or any required offer shall be deemed to reduce the amount of Net Available Proceeds. If the aggregate principal amount of Notes tendered by holders thereof pursuant to a required offer exceeds the amount of the 57% of the Net Available Proceeds to be used for the purchase of the Notes, the Notes shall be selected for purchase on a pro rata basis.

     The Amendments do not apply to net proceeds that may be received from dispositions of assets that the Company may undertake other than pursuant to the BellSouth Agreement, and with respect to such proceeds the Asset Disposition Covenants remain in effect.

     The Company's July 1998 and August 1998 transactions with BellSouth Wireless involving the sale of the Company's operating system in Lakeland, Florida, the closing on additional channels in Lakeland, Florida and the release of the restricted escrowed funds from the first closing of the BellSouth Transaction, provided cash to the Company of approximately $21.6 million. Because the combination of these funds, net of financial advisor, legal and other costs, exceeded $10 million, the Company was obligated to use 57% of these Net Available Proceeds to make the Initial Offer to purchase outstanding Notes.

     On October 15, 1998, the Company completed the Initial Offer and purchased approximately $21.5 million aggregate principal amount at maturity of 2004 Notes (approximate accreted value of $19.3 million as of October 15, 1998) and approximately $22.6 million aggregate principal amount at maturity of 2005 Notes (approximate accreted value of $17.0 million as of October 15, 1998) for $11.6 million. The Company recognized an extraordinary gain of approximately $24.0 million upon the early extinguishment of the Notes.

     Upon completion of the Initial Offer, the amount of Net Available Proceeds was reset at zero. Thereafter, at such time as the amount of Net Available Proceeds from subsequent asset dispositions to BellSouth Wireless is greater than $5 million, the Company shall be obligated to utilize 57% of the amount of such Net Available Proceeds to make a subsequent required offer at a purchase price in cash equal to the greater of (i) $280.50 per $1,000 principal amount at maturity in the case of the 2004 Notes and $247.50 per $1,000 principal amount at maturity in the case of the 2005 Notes and (ii) the market value of the Notes.

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

     The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the years ended December 31, 1996, 1997 and 1998 were approximately $32.5 million, $12.3 million and $11.5 million, respectively.

     Cash interest payments on the 2004 Notes and the 2005 Notes are required to commence on December 15, 1999 and February 15, 2001, respectively. The aggregate interest payments on the 2004 Notes and the 2005 Notes are approximately $10.5 million, $21.0 million and $40.7 million in 1999, 2000 and 2001, respectively, after adjusting for the completion of the bond tender offer on October 15, 1998. Based upon the Company's present financial condition, it is unlikely the Company will be able to meet its cash interest obligations for the 2004 Notes on December 15, 1999.

     As a result of certain limitations contained in the Indentures relating to the 2004 Notes and the 2005 Notes, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million (approximately $473,000 of which had been utilized as of December 31, 1998). Although the Company had the ability under the Indentures to borrow an additional $17.0 million as of December 31, 1998, the Company does not presently intend to incur any additional bank or other borrowings because of the probable high cost of funds. However, if subsequent closings under the BellSouth Agreement either do not occur or are insufficient to provide funds for operations, the Company may be required to seek additional debt financing. There can be no assurance that the Company would be able to borrow additional funds on satisfactory terms or at all. Under current capital market conditions for wireless cable companies, the Company does not expect to be able to raise significant capital by issuing equity securities.

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

     The Company continues to assess the impact of the Year 2000 on its operations using internal staff. The Company is following a six step process to evaluate its state of readiness for Year 2000 compliance -- awareness, inventory, assessment, remediation, testing and risk management. To date, the Company has substantially completed its inventory/assessment phase with some remediation and testing taking place. The inventory/assessment phase includes the accounting software, subscriber management systems, headend equipment, Internet equipment, phone systems and network hardware and software servers. The Company implemented new accounting software during 1998 and the software has been certified as Year 2000 compliant by the vendor. The Company presently intends to modify its principal subscriber management system with a Year 2000 patch from the current vendor before the end of the third quarter of 1999. The Company expects to test and implement this Year 2000 patch on or before the end of 1999.

     It is possible that the Company will be adversely affected by Year 2000 problems encountered by key customers and suppliers. The Company's most significant suppliers are its providers of video programming, and the Company is soliciting comments from its major programmers regarding their Year 2000 compatibility. To date the Company has not received responses from all its programmers, but it will continue to pursue these vendors in order to obtain the necessary information on their Year 2000 compliance.

     The Company presently estimates that it will spend approximately $1.0 to $1.2 million to remediate or replace existing accounting, subscriber management, hardware and other systems over the course of this project. These costs relate to the replacement of the existing accounting software, modification of the principal subscriber management system, and adaptation of the headend and addressable set-top controller systems. The Company will refine its cost estimates as testing and remediation proceeds and as additional information becomes available. To date, the Company has spent approximately $800,000 in remediating Year 2000 issues for its accounting software. The costs of the Company's Year 2000 project and the time frame for its completion are based on current estimates. These estimates include assumptions about future events, including the timing and effectiveness of third-party remediation plans and other factors. The Company gives no assurance that these estimates will be achieved, and actual results could differ materially from those currently expected.

     The Company believes that the likely worst case scenario would be the failure of the Company's subscriber management system addressing the Company's headend equipment, which sends the signals to the addressable controller units, as well as the addressable controller units themselves. The controller units communicate to the customer's set-top box. The loss of the ability to transmit such signals would result in the loss of customers and related revenues, among other things.

     The Company does not presently have a contingency plan in the event its systems are not Year 2000 compliant. The Company will routinely reassess its likely worst case scenario and possible responses as new information becomes available and it intends to have contingency plans in place. Such contingency plans could include using back up systems that do not rely on computers. Although the Company's remediation plan for Year 2000 is not yet completed, the Company is not aware of any critical systems that cannot be made Year 2000 compliant.

  Executive and Key Employee Retention Program

     Effective July 1, 1998, the Board of Directors approved a Retention and Achievement Incentive Program ("Executive Program") for certain of its executive officers. Under the Executive Program, the executive officers of the Company are each eligible to receive cash retention payments of $40,000-$50,000 if such individuals remain in the Company's employment through June 30, 1999, or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments that are payable under the Executive Program are approximately $320,000. In addition, the Executive Program also provides for the payment of achievement incentives to certain of these executives if the average closing price of the Company's Class A Common Stock is $2.00 per share or higher for the last 20 trading days of June 1999. One-half of the achievement incentives are payable if such average closing price is $2.00 per share or higher, and the full achievement incentives are payable if such average closing price per share is $3.00 per share or higher. If achievement incentives are payable, the first 40% of such incentives are payable by the Company in cash, and the remaining 60% may be paid in cash or Class A Common Stock, or a combination thereof, at the discretion of the Company. Appropriate adjustments in the achievement incentives will be made to give effect to changes in the Class A Common Stock resulting from subdivisions, consolidations or reclassifications of the Class A Common Stock, the payment of dividends or other distributions by the Company (other than in the ordinary course of business), mergers, consolidations, combinations or similar transactions or other relevant changes in the capital of the Company. The maximum aggregate achievement payments that are payable under the Executive Program are approximately $900,000. Certain executives covered under the Executive Program who do not have employment contracts with the Company have severance benefits ranging from six to ten months and total a maximum of approximately $200,000. Amounts payable under the Executive Program are independent of any obligations of the Company, including severance payments, under employment agreements or other bonus programs. No amounts have been paid by the Company under the Executive Program.

     The Board of Directors also approved, effective July 1, 1998, a Retention Program ("Key Employee Program") for key employees (other than executive officers) as designated by the Chief Executive Officer. Under the Key Employee Program, certain key employees selected to date are each eligible to receive cash retention payments of $12,500-$40,000 if such individuals remain in the Company's employment through June 30, 1999, or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments presently payable under the Key Employee Program are approximately $310,000. In addition, the Key Employee Program offers severance benefits ranging from three to nine months of base salary to certain key employees in the event that their employment with the Company is terminated without cause on or before December 31, 1999. The maximum aggregate termination payments presently payable under the Key Employee Program are approximately

$300,000. The Key Employee Program is evidenced by agreements between the Company and each key employee. Approximately $70,000 was paid out during 1998 under the Key Employee Program.

     No retention, achievement incentives or termination payments are payable to any executive officer or key employee who voluntarily terminates employment with the Company or whose employment is terminated by the Company for cause.

RESULTS OF OPERATIONS

  Fiscal Year 1998 Compared to Fiscal Year 1997

     Service revenues decreased $11.0 million, or 19.0%, during the year ended December 31, 1998, to $47.0 million, as compared to $58.0 million during the year ended December 31, 1997. This decrease resulted primarily from the loss of revenues from the markets sold to BellSouth Wireless and from an overall decline of analog video subscribers as part of the Company's business strategy. This decline was offset, in part, by subscription rate increases in certain markets. The six operating markets sold to BellSouth since August 1997 accounted for total revenue, operating expenses and EBITDA of $8.3 million, $6.5 million, and $1.8 million, respectively, for the twelve months ended December 31, 1997, and contributed revenue, operating expenses and EBITDA of $1.4 million, $1.1 million and $377,000, respectively, for the twelve months ended December 31, 1998. Revenues, operating expenses, and EBITDA for the Lakeland hardwire system were immaterial for the twelve months ended December 31, 1998 and 1997. The number of subscribers to the Company's wireless cable systems decreased to approximately 107,000 at December 31, 1998 compared to approximately 138,900 at December 31, 1997. Approximately 10,500 of the decline resulted from the sale of assets to BellSouth Wireless. The balance of the decline resulted from the Company's business strategy. See "-- Business Strategy."

     During the year-ended December 31, 1998, on a "same system" basis (comparing systems that were operational for all of each of the years ended December 31, 1997 and 1998), service revenues decreased $4.0 million, or 8.4%, to $44.1 million, compared to $48.1 million for the year ended December 31, 1997. Same systems during these periods totaled 32 systems. The average number of same system subscribers decreased approximately 11% for the twelve months ended December 31, 1998, as compared to the year ended December 31, 1997. The Company anticipates the average number of analog video subscribers to decline further during 1999 and thereafter as part of the Company's business strategy. Revenues from Internet operations are excluded from the analysis because these operations were launched in the second quarter of 1997 and their results would be immaterial. Revenues from the Orlando, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky systems were omitted from same system revenues for both periods as these systems were sold by the Company during the third quarter of 1997. Similarly, the revenues from the Company's Lakeland, Florida wireless and hardwire cable television systems were omitted from both periods because the systems were sold during the first and third quarters of 1998, respectively.

     Installation revenues decreased $265,000, or 26.1%, from $1.0 million for the year ended December 31, 1997 to $751,000 for the year ended December 31, 1998. The decrease in installation revenues was the result of fewer subscriber installations, as a portion of normal Subscriber Churn was not replaced. The decrease in installation revenues was partially offset by increased installation rates for the twelve-month period ended December 31, 1998, compared to installation rates during the same period of 1997. The number of installations completed during the year ended December 31, 1998 decreased approximately 49.1% as compared to the same period during 1997. Installation rates vary widely by system based upon competitive conditions. The Company occasionally reduces installation charges as part of selected promotional campaigns.

     Operating expenses, principally programming, site costs and other direct expenses, decreased $4.0 million from $34.5 million (or 58.5% of total revenues) during the year ended December 31, 1997, compared to $30.5 million (or 63.9% of total revenues) for the year ended December 31, 1998. The decrease was primarily attributable to the operations of the six operating markets sold to BellSouth and lower service call and disconnect expenses as a result of a lower subscriber base. The decrease in operating expenses was partially offset by increased programming rates for basic and premium programming, increased channel lease costs because of annual rate increases, certain system development expenses and installation costs and connectivity costs associated with high-speed Internet operations and WBA technology trials.

     Marketing and selling expenses decreased $1.0 million or 37.3%, from $2.8 million (or 4.8% of total revenues) during the year ended December 31, 1997, to $1.8 million (or 3.7% of total revenues) for the year ended December 31, 1998. The decrease in such expenses is attributable to the Company's continued strategy to replace only a limited amount of Subscriber Churn.

     General and administrative expenses decreased $1.1 million, or 5.1%, from $20.7 million (or 35.1% of total revenues) during the year ended December 31, 1997 to $19.7 million (or 41.2% of total revenues) during the year ended December 31, 1998. This decrease was principally attributable to a reduction of employees, which resulted in reduced salaries, a decrease in legal fees because of completion of litigation between the Company and FTI. These decreases were offset by an increase in consulting fees relating to ongoing WBA technical trials and strategic partner activities.

     The Company's EBITDA loss was $4.2 million for the year ended December 31, 1998, compared to EBITDA of $971,000 for the year ended December 31, 1997. The decline in EBITDA was primarily the result of decreased revenues associated with loss of subscribers and increased expenses associated with WBA technical trials, Internet expenses and the sale of the six operating markets in the BellSouth Transaction.

     In the fourth quarter of 1998, after considering developments in the wireless cable industry, including bankruptcy restructurings of other wireless cable operators, the improbability of external financing for any significant analog video operations, the history and probability of future operating losses, and the uncertainty of implementing the WBA business strategy, the Company evaluated the fair value of its tangible and intangible wireless cable assets in each of its markets. The evaluation was made for each of the Company's markets individually and not for the Company's markets as a whole. Fair value for the assets was estimated based on recent reorganized enterprise values in the wireless cable industry as publicly disclosed. Based on this valuation, the Company determined that assets with a carrying value of $155 million were impaired according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and wrote down the carrying value of such assets by $52.4 million to their estimated fair value. The carrying values of property, plant, and equipment, deferred license assets, and goodwill were written down by $6.0 million, $35.4 million, and $11.0 million, respectively.

     Depreciation and amortization expenses decreased approximately $6.6 million to $42.4 million for the year ended December 31, 1998, compared to $49.0 million for the year ended December 31, 1997. The decrease is primarily the result of the Company's smaller depreciable asset base from the sale of the six operating markets in the BellSouth Transaction.

     Interest expense decreased $3.3 million, or 7.6%, to $40.4 million during the year ended December 31, 1998 as compared to $43.7 million during the year ended December 31, 1997. Approximately $1.3 million of the decrease is related to a credit facility that was in place only during 1997. The remainder of the decrease is because of the impact of the Bond Tender Offers completed during 1998.

     During the years ended December 31, 1998 and 1997, the Company recorded gains of approximately $2.1 million and $35.9 million, respectively, related to the sale of certain assets to BellSouth Wireless in the BellSouth Transaction.

     The Company recognized an extraordinary noncash gain in 1998 of $61.0 million in conjunction with two Tender Offers for a portion of its outstanding 2004 and 2005 Notes.

  Fiscal Year 1997 Compared to Fiscal Year 1996

     Service revenues decreased $2.7 million, or 4.4%, during the year ended December 31, 1997 to $58.0 million, as compared to $60.7 million during the year ended December 31, 1996. This decrease resulted primarily from the loss of revenues from the markets sold to BellSouth Wireless on August 12, 1997 and from an overall decline in analog video subscribers as part of the Company's business strategy, offset partially by subscription rate increases principally implemented during the first quarter of 1997. The five operating markets sold in the first closing of the BellSouth Transaction accounted for total revenue, operating expenses and EBITDA of $5.2 million, $4.3 million and $902,000, respectively, for the period from January 1, 1997 through the closing date. The number of subscribers to the Company's wireless cable systems decreased to approximately 138,900 at December 31, 1997 compared to approximately 179,800 at December 31, 1996. Approximately half of this decline (about 23,000 subscribers) resulted from the sale of assets to BellSouth Wireless. The balance of the decline resulted from the Company's business strategy. See "-- Business Strategy."

     On a "same system" basis (comparing systems that were operational for all of each of the years ended December 31, 1997 and 1996), service revenues increased $50,000, or 0.1%, to $50.9 million during the year ended December 31, 1997, as compared to $50.9 million for the year ended December 31, 1996. This increase was attributable principally to rate increases implemented during the first quarter of 1997. Same systems during these periods totaled 31 systems. The average number of same system subscribers decreased approximately 3.9% during the year ended December 31, 1997, as compared to the year ended December 31, 1996. The Company's Cincinnati, Ohio, Portland, Oregon and Anchorage, Alaska systems were omitted from same system revenues for both periods because these systems were launched in the second quarter of 1996. Similarly, the St. James, Minnesota and Yankton, South Dakota systems were omitted from same system revenues for both periods because these systems were sold by the Company during the second and fourth quarters, respectively, of 1996. The Company's Orlando, Daytona Beach, Ft. Myers, Jacksonville, Florida and Louisville, Kentucky systems were also omitted from same system revenues for both periods because these systems were sold in the third quarter of 1997.

     Installation revenues decreased $303,000, or 23.0%, from $1.3 million for the year ended December 31, 1996 to $1.0 million for the year ended December 31, 1997. The decrease in installation revenues was primarily the net result of fewer subscriber installations because of the sale of certain assets to BellSouth Wireless in August 1997 and the decision to not replace a portion of normal Subscriber Churn as part of the Company's business strategy. The decrease in installation revenues was partially offset by increased installation rates for the year ended December 31, 1997, as compared to installation rates during the same period of 1996. The number of installations completed during the year ended December 31, 1997 decreased approximately 54.0% as compared to the year ended December 31, 1996. Installation rates vary widely by system based upon competitive conditions. The Company occasionally reduces installation charges as part of selected promotional campaigns.

     Operating expenses, principally programming, site costs and other direct expenses, decreased $1.5 million, or 4.2%, from $36.0 million (or 58.1% of total revenues) during the year ended December 31, 1996 to $34.5 million (or 58.5% of total revenues) during the year ended December 31, 1997. The decrease was primarily the result of one-time programming rebates of approximately $400,000 received during the third quarter of 1997, decreased programming expense related to the loss of subscribers attributable to the BellSouth Transaction and lower service call and disconnect expenses of approximately $1.3 million as a result of a lower subscriber base. The decrease in operating expenses was partially offset by increased programming rates for basic and premium programming, and increased channel lease costs due to annual rate increases.

     Marketing and selling expenses decreased $4.6 million, or 62.2%, from $7.4 million (or 12.0% of total revenues) during the year ended December 31, 1996 to $2.8 million (or 4.8% of total revenues) during the year ended December 31, 1997. The decrease in such expenses resulted from reductions in the number of employees, which resulted in reduced salaries and related sales commissions, and reduced advertising costs. This decrease in marketing efforts is consistent with the Company's strategy to not replace all Subscriber Churn as part of the Company's business strategy.

     General and administrative expenses increased $1.9 million, or 10.1%, from $18.8 million (or 30.4% of total revenues) in the year ended December 31, 1996 to $20.7 million (or 35.1% of total revenues) for the year ended December 31, 1997. This increase was principally attributable to the write-off of certain merger and acquisition costs previously capitalized, higher legal costs related to litigation with FTI, consulting fees relating to ongoing WBA technical trials and strategic partner activities and severance costs relating to the BellSouth Transaction.

     In the fourth quarter of 1996, after considering the Company's 1996 operating loss, its history of such operating losses and the expectation of future operating losses, changes in the Company's strategic direction, and developments relating to previously scheduled wireless cable industry transactions and ventures, the Company evaluated the ongoing value of its wireless cable business in each Developed Market. Based on this valuation, the Company determined that assets with a carrying value of $95.1 million were impaired according to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and wrote down the carrying value of such assets by $21.3 million to their fair value. An evaluation was made for each of the Company's Developed Markets individually, not for the Company's markets as a whole. Fair value was based on then recently announced transactions in the wireless cable industry. In addition, during the fourth quarter of 1996, the Company prospectively revised the lives of its subscriber premise equipment from seven years to three or four years. During 1997, the Company reviewed the requirements of SFAS No. 121 and evaluated the ongoing value of its business in each Developed Market. As a result of this evaluation, the Company concluded that an additional impairment adjustment was not needed at such time.

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

     Interest expense increased $6.4 million, or 17.2%, to $43.7 million during the year ended December 31, 1997, as compared to $37.3 million during the year ended December 31, 1996. The increase in interest expense primarily resulted from increased noncash interest charges of approximately $5.3 million associated with the increased accreted value of the Company's 2004 Notes and 2005 Notes. Interest expense also increased $1.3 million due to interest charges associated with bond appreciation rights, warrants and outstanding and unused loan balances recorded in connection with a $17.0 million short term credit facility the Company entered into in February of 1997 (the "Credit Facility"). These increases in interest expense were offset, in part, by lower debt balances on various notes that were repaid with borrowings from the Credit Facility. The Credit Facility was fully repaid and terminated during 1997.

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

INCOME TAX MATTERS

     The Company and its subsidiaries file a consolidated federal tax return. Beginning with its 1997 tax return, the Company paid alternative minimum federal income taxes and expects to do so again in its 1998 tax return. The Company pays state and local taxes in those states that do not recognize net operating loss carryforwards. As of December 31, 1998, the Company had approximately $131.6 million in net operating loss carryforwards for tax purposes, expiring in years 2008 through 2011. Section 382 of the Internal Revenue Code limits the amount of loss carryforwards that a company can use to offset future income upon the occurrence of certain changes in ownership. The issuance of moderate amounts of certain types of new equity could limit the Company's ability to use net operating losses to offset future gains from the sale of assets, thus requiring the Company to pay income taxes on gains received in such asset sales.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective for the fiscal year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits". See "Note 2. Significant Accounting Policies -- Comprehensive Income" in the Notes to Consolidated Financial Statements regarding the adoption of SFAS No. 130. Adoption of these standards did not have a material impact on the Company's financial position or results of operations. Effective for the fiscal year ending December 31,1999, the Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company has not determined whether the adoption of this standard will have a material impact on the Company's financial position or results of operations.

     In 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5 "Accounting for Start-up Costs". The adoption of this statement resulted in the Company writing off $1.9 million of previously capitalized start-up costs as a cumulative effect of a change in accounting principle.

INFLATION

     Inflation has not affected the Company's operations significantly during the past three years. The Company believes that its ability to increase charges for services in future periods will depend primarily on competitive pressures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements included in this Report on pages F-1 through F-26 are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the identity and business experience of the Company's directors is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

     The information required by this Item with respect to the identity and business experience of the Company's executive officers is set forth on page 18 of this Report under the caption "Executive Officers of the Registrant."

     The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999, under the captions "Compensation and Other Information Concerning Executive Officers," and "Board of Directors Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999, under the caption "Stock Ownership of Certain Beneficial Owners and Management," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999, under the caption "Certain Relationships and Related Transactions," which information is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          (1) Financial Statements

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998..........................  F-4
Consolidated Statements of Stockholders' Deficit for the
  years ended December 31, 1996, 1997 and 1998..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

          (2) Exhibits

          3.1            -- Certificate of Designation for Series B Convertible
                            Preferred Stock of American Telecasting, Inc. dated
                            August 6, 1996 (incorporated by reference to Exhibit 4.1
                            to the Company's Form 8-K filed on August 7, 1996).
          3.2            -- Amendment to Restated Certificate of Incorporation of
                            American Telecasting, Inc. dated April 24, 1996
                            (incorporated by reference to Exhibit 3.1(i) to the
                            Company's Quarterly Report on 10-Q for the period ended
                            June 30, 1996).
          3.3            -- Restated Certificate of Incorporation of American
                            Telecasting, Inc., dated April 27, 1995 (incorporated by
                            reference to Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the period ended March 31, 1995).
          3.4            -- Amended and Restated Bylaws of American Telecasting, Inc.
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended March 31, 1995).
          4.1            -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 2 to the Company's Registration
                            Statement on Form 8-A filed on December 6, 1993).
          4.2            -- Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration
                            Statement on Form S-3 filed on April 26, 1996).
          4.3            -- Specimen Class B Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1996).
          4.4            -- Specimen Series B Convertible Preferred Stock Certificate
                            (incorporated by reference to Exhibit 4.4 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997).
          4.5            -- Supplemental Indenture dated as of April 28, 1998 to
                            Indenture dated as of August 10, 1995 -- Senior Discount
                            Notes Due 2005 (incorporated by reference to Exhibit 4 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1998).
          4.6            -- Supplemental Indenture dated as of April 28, 1998 to
                            Indenture dated as of June 23, 1994 -- Senior Discount
                            Notes Due 2004 (incorporated by reference to Exhibit 4.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1998).

          4.7            -- Supplemental Indenture dated as of August 10, 1995
                            between American Telecasting, Inc. and First Trust
                            National Association, Trustee, supplementing and amending
                            the Indenture dated as of June 23, 1994 (incorporated by
                            reference to Exhibit 4.1 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995).
          4.8            -- Indenture dated as of June 23, 1994 between American
                            Telecasting, Inc. and First Trust National Association,
                            Trustee (incorporated by reference to Exhibit 4.2 to the
                            Company's Annual Report on Form 10-K for the period ended
                            December 31, 1994).
          4.9            -- Form of Senior Discount Note due 2004 (included within
                            Exhibits 4.7 and 4.8).
          4.10           -- Supplemental Warrant Agreement dated as of August 10,
                            1995 between American Telecasting, Inc. and First Union
                            National Bank of North Carolina, as warrant agent
                            (incorporated by reference to Exhibit 4.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended June 30, 1995).
          4.11           -- Warrant Agreement dated as of June 23, 1994 between
                            American Telecasting, Inc. and First Union National Bank
                            of North Carolina, as warrant agent (incorporated by
                            reference to Exhibit 4.4 to the Company's Annual Report
                            on Form 10-K for the period ended December 31, 1994).
          4.12           -- Form of Warrant (included within Exhibits 4.8 and 4.9).
          4.13           -- Collateral and Disbursement Agreement dated as of June
                            23, 1994 between First Trust National Association and
                            American Telecasting, Inc. (incorporated by reference to
                            Exhibit 4.3 to the Company's Annual Report on Form 10-K
                            for the period ended December 31, 1994).
          4.14           -- Indenture dated as of August 10, 1995 between American
                            Telecasting, Inc., as Issuer, and First Trust National
                            Association, as Trustee (incorporated by reference to
                            Exhibit 4.3 to the Company's Quarterly Report on Form
                            10-Q for the period ended June 30, 1995).
          4.15           -- Form of Senior Discount Note due 2005 (included within
                            Exhibit 4.12).
          4.16           -- Warrant Agreement dated as of August 10, 1995 between
                            American Telecasting, Inc. and First Union National Bank
                            of North Carolina, as warrant agent (incorporated by
                            reference to Exhibit 4.5 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995).
          4.17           -- Form of Warrant (included within Exhibit 4.14).
          4.18           -- Registration Rights Agreement dated as of August 10, 1995 by and among American Telecasting, Inc. and Dillon Read &
                            Co., Inc. and CS First Boston Corporation (incorporated
                            by reference to Exhibit 4.7 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995).
         10.1            -- Stock Purchase and Sale Agreement dated as of June 7,
                            1995 by and between Bruce Merrill and Virginia Merrill
                            and their successors in trust, as trustees of the Merrill
                            Revocable Trust dated August 20, 1982 and American
                            Telecasting, Inc. (incorporated by reference to Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1995).
         10.2            -- Standard Commercial Lease Agreement, dated as of
                            September 18, 1995, between Tech Center VI Associates,
                            L.P., as Lessor, and American Telecasting, Inc., as
                            Lessee (incorporated by reference to Exhibit 10.13 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995).
         10.3            -- Retention and Achievement Incentive Agreement with Robert
                            D. Hostetler (incorporated by reference to Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1998).*

         10.4            -- Retention and Achievement Incentive Agreement with David
                            K. Sentman (incorporated by reference to Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1998).*
         10.5            -- Retention and Achievement Incentive Agreement with Terry
                            J. Holmes (incorporated by reference to Exhibit 10.3 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1998).*
         10.6            -- Retention and Achievement Incentive Agreement with Nasser
                            Sharabianlou (incorporated by reference to Exhibit 10.4
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1998).*
         10.7            -- Retention and Achievement Incentive Agreement with Bryan
                            H. Scott (incorporated by reference to Exhibit 10.5 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1998).*
         10.8            -- Key Employee Retention Agreement (incorporated by
                            reference to Exhibit 10.6 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1998).*
         10.9            -- Key Employee Retention Agreement with Lee G. Haglund
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1998).*
         10.10           -- Employment Agreement effective as of July 1, 1997 between
                            American Telecasting, Inc. and Robert D. Hostetler
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997).*
         10.11           -- Employment Agreement effective as of July 1, 1998 between
                            American Telecasting, Inc. and Robert D. Hostetler
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1998).*
         10.12           -- Employment Agreement dated August 10, 1995 between
                            American Telecasting, Inc. and David K. Sentman
                            (incorporated by reference to Exhibit 10 to the Company's
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1995).*
         10.13           -- First amendment to Employment Agreement effective as of
                            September 9, 1997 between the Company and David K.
                            Sentman (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997.) *
         10.14           -- Second amendment to Employment Agreement effective as of
                            October 7, 1998 between American Telecasting, Inc. and
                            David K. Sentman (incorporated by reference to Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for
                            the period ended September 30, 1998).*
         10.15           -- Employment Agreement as of April 28, 1997 between
                            American Telecasting, Inc. and Terry J. Holmes
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended June 30, 1997).*

          10.16           -- Credit Agreement dated as of February 26, 1997, among American Telecasting, Inc. and
                             Banque Indosuez, New York Branch, as Agent, and the lending institutions listed therein
                             (the "Banks"); related Option Agreement dated as of February 26, 1997 among American
                             Telecasting, Inc. and Indosuez CM II, Inc.; related Bond Appreciation Rights
                             Certificate dated February 26, 1997; related Securities Pledge Agreement dated as of
                             February 26, 1997 in favor of Banque Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks; related
                             Securities Pledge Agreement dated as of February 26, 1997 made by American Telecasting of Green Bay, Inc. in favor of Banque Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks; related General
                             Security Agreement dated as of February 26, 1997 made by certain subsidiaries of
                             American Telecasting, Inc. in favor of Banque Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks; related
                             Registration Rights Agreement dated as of February 26, 1997 among American Telecasting,
                             Inc. and the holders of the warrants to purchase an aggregate of 141,667 shares of the
                             Class A Common Stock of American Telecasting, Inc.; related Securities Pledge Agreement dated as of February 26, 1997 made by American Telecasting, Inc. in favor of Banque
                             Indosuez, New York Branch, as pledgee, assignee and secured party, in its capacity as collateral agent for the Banks (incorporated by reference to Exhibit 10.10 to the
                             Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
          10.17           -- Management Agreement dated as of June 28, 1996 between Novner Enterprises, Inc. and
                             American Telecasting of Cincinnati, Inc.(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996).
          10.18           -- American Telecasting, Inc. 1990 Stock Option Program, As Amended (Effective April 25,
                             1996) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on
                             Form 10-Q for the period ended June 30, 1996).*
          10.19           -- Form of Registration Rights Agreement between American Telecasting, Inc. and
                             Stockholder (incorporated by reference to Exhibit 10.40 to the Company's Form S-1
                             Registration Statement filed on October 8, 1993).
          10.20           -- Asset Purchase Agreement dated as of March 18, 1997 by and among BellSouth Corporation,
                             BellSouth Wireless Cable, Inc., American Telecasting of Central Florida, Inc., American
                             Telecasting Development, Inc., American Telecasting of Fort Myers, Inc., American
                             Telecasting of Jacksonville, Inc., American Telecasting of Louisville, Inc., and
                             American Telecasting of Yuba City, Inc. (incorporated by reference to Exhibit 10 to the
                             Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997).
          11.1            -- Statement regarding computation of per share earnings.
          21.1            -- Subsidiaries of American Telecasting, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
          27.1            -- Financial Data Schedule.

---------------

*  Indicates management agreement or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended December 31, 1998.

          (i) Current Report on Form 8-K/A dated October 13, 1998 to amend the Form 8-K report originally filed by the Company on September 12, 1998. The report amended and supplemented the original disclosure regarding the Company's tender offer for a portion of its outstanding Notes due in 2004 and 2005.

          (ii) Current Report on Form 8-K/A dated October 15, 1998 to amend the Form 8-K report originally filed by the Company on September 12, 1998. The report amended and supplemented the original disclosure regarding the Company's tender offer for a portion of its outstanding Notes due in 2004 and 2005.

          (iii) Current Report on Form 8-K dated October 30, 1998 to report, under Item 5, that The Nasdaq Stock Market, Inc. notified the Company that its Class A Common Stock was being delisted from the Nasdaq SmallCap Market effective with the close of business on October 28, 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Consolidated Financial Statements:
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998..........................   F-4
Consolidated Statements of Stockholders' Deficit for the
  years ended December 31, 1996, 1997 and 1998..............   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Telecasting, Inc.:

     We have audited the accompanying consolidated balance sheets of American Telecasting, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Telecasting, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency as of December 31, 1998. Cash interest payments of $10.5 million on the Company's 2004 Notes are due on December 15, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                            ARTHUR ANDERSEN LLP

Washington, D.C.
February 17, 1999
(except with respect
to the matter discussed in
Note 12 as to which the date
is March 19, 1999)

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1998
                                                              ---------   ---------
Current Assets:
  Cash and cash equivalents.................................  $   9,125   $  11,155
  Trade accounts receivable, net of allowance for
     uncollectible accounts of $244 and $141,
     respectively...........................................      1,091         971
  Prepaid expenses and other current assets.................      2,722       1,472
                                                              ---------   ---------
          Total current assets..............................     12,938      13,598
Property and equipment, net.................................     60,166      28,349
Deferred license and leased license acquisition costs,
  net.......................................................    131,017      81,141
Cash available for asset purchases and debt repayment.......     31,658          --
Restricted escrowed funds...................................      6,395       1,828
Goodwill, net...............................................     14,296          --
Deferred financing costs, net...............................      4,294       2,523
Other assets, net...........................................        483         226
                                                              ---------   ---------
          Total assets......................................  $ 261,247   $ 127,665
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses.....................  $  12,263   $  11,338
  Current portion of long-term obligations..................      3,284         271
  Subscriber deposits.......................................        363         186
                                                              ---------   ---------
          Total current liabilities.........................     15,910      11,795
Deferred income taxes.......................................      1,275          --
Long-term obligations, net of current portion:
  2004 Notes................................................    156,897     134,130
  2005 Notes................................................    135,137     105,383
  Notes Payable.............................................         --          75
  Capital lease obligations.................................        307         127
  Minority interest and other...............................        945         325
                                                              ---------   ---------
          Total long-term obligations, net of current
            portion.........................................    293,286     240,040
                                                              ---------   ---------
          Total liabilities.................................    310,471     251,835
Commitments and Contingencies (Notes 10 and 11)
Stockholders' Deficit (Notes 8 and 9):
  Preferred Stock, $.01 par value; 2,500,000 shares
     authorized, none issued and outstanding................         --          --
  Series B Convertible Preferred Stock, $.01 par value;
     500,000 shares authorized; 250,000 shares issued and
     none outstanding.......................................         --          --
  Class A Common Stock, $.01 par value; 45,000,000 shares
     authorized; 25,743,607 shares issued and outstanding...        257         257
  Class B Common Stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued and outstanding...........         --          --
  Additional paid-in capital................................    189,413     189,413
  Common Stock warrants.....................................     10,129      10,129
  Accumulated deficit.......................................   (249,023)   (323,969)
                                                              ---------   ---------
          Total stockholders' deficit.......................    (49,224)   (124,170)
                                                              ---------   ---------
          Total liabilities and stockholders' deficit.......  $ 261,247   $ 127,665
                                                              =========   =========

          See Accompanying Notes to Consolidated Financial Statements

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1996          1997          1998
                                                         ----------    ----------    ----------
Revenues:
  Service and other....................................  $   60,713    $   58,015    $   46,986
  Installation.........................................       1,319         1,016           751
                                                         ----------    ----------    ----------
Total revenues.........................................      62,032        59,031        47,737
Costs and Expenses:
  Operating............................................      36,029        34,516        30,488
  Marketing............................................       7,429         2,806         1,758
  General and administrative...........................      18,827        20,738        19,680
  Depreciation and amortization........................      44,665        49,033        42,398
  Impairment of wireless cable assets (Note 2).........      21,271            --        52,369
                                                         ----------    ----------    ----------
Total costs and expenses...............................     128,221       107,093       146,693
                                                         ----------    ----------    ----------
Loss from operations...................................     (66,189)      (48,062)      (98,956)
Interest expense.......................................     (37,281)      (43,682)      (40,383)
Interest income........................................       1,106         1,528         1,511
Other income, net......................................         530           617           271
Gain on disposition of wireless cable systems and
  assets...............................................         157        35,944         2,396
                                                         ----------    ----------    ----------
Loss before income tax benefit.........................    (101,677)      (53,655)     (135,161)
Income tax benefit.....................................       3,297         1,184         1,121
                                                         ----------    ----------    ----------
Loss before extraordinary gain and cumulative effect of
  change in accounting for start-up costs..............     (98,380)      (52,471)     (134,040)
Cumulative effect of change in accounting for start-up
  costs (Note 2).......................................          --            --        (1,953)
                                                         ----------    ----------    ----------
Loss before extraordinary item.........................     (98,380)      (52,471)     (135,993)
Extraordinary gain on extinguishment of debt (Note
  7)...................................................          --            --        61,047
                                                         ----------    ----------    ----------
Net loss...............................................     (98,380)      (52,471)      (74,946)
Dividend embedded in conversion of Series B Convertible
  Preferred Stock......................................      (6,250)           --            --
                                                         ----------    ----------    ----------
Net loss applicable to Class A
  Common Stock.........................................  $ (104,630)   $  (52,471)   $  (74,946)
                                                         ==========    ==========    ==========
Basic and diluted net income (loss) per share:
  Loss per share applicable to Class A Common Stock
     before extraordinary gain and cumulative effect of
     change in accounting for start-up costs...........  $    (5.78)   $    (2.06)   $    (5.21)
  Loss per share from cumulative effect of change in
     accounting for start-up costs.....................          --            --          (.07)
  Income per share from extraordinary gain.............          --            --          2.37
                                                         ----------    ----------    ----------
  Basic and diluted net loss per share applicable to
     Class A Common Stock..............................  $    (5.78)   $    (2.06)   $    (2.91)
                                                         ==========    ==========    ==========
Weighted average number of shares outstanding..........  18,095,961    25,458,247    25,743,607
                                                         ==========    ==========    ==========

          See accompanying Notes to Consolidated Financial Statements

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                                        SERIES B
                                      CONVERTIBLE            CLASS A
                                    PREFERRED STOCK        COMMON STOCK      ADDITIONAL    COMMON
                                   ------------------   ------------------    PAID-IN      STOCK     ACCUMULATED
                                   SHARES   PAR VALUE   SHARES   PAR VALUE    CAPITAL     WARRANTS     DEFICIT       TOTAL
                                   ------   ---------   ------   ---------   ----------   --------   -----------   ---------
Balance, December 31, 1995.......     --    $     --    16,436     $164       $135,364    $10,130     $ (91,922)   $  53,736
  Exercise of Class A Common
     Stock warrants..............     --          --        62        1            172         (1)           --          172
  Exercise of Class A Common
     Stock options...............     --          --        85        1            484         --            --          485
  Issuance of Class A Common
     Stock for acquisitions......     --          --        64        1            706         --            --          707
  Issuance of Class A Common
     Stock pursuant to public
     offering, net of issuance
     costs of $1,532.............     --          --     1,700       17         19,913         --            --       19,930
  Issuance of Series B
     Convertible Preferred Stock,
     net of issuance costs of
     $1,233......................    250      23,766        --       --             --         --            --       23,766
  Dividend embedded in conversion
     of Series B Convertible
     Preferred Stock.............     --       6,250        --       --             --         --        (6,250)          --
  Conversion of Series B
     Convertible Preferred
     Stock.......................   (140)    (16,779)    2,274       23         16,860         --            --          104
  Conversion of note payable.....     --          --       163        1          2,524         --            --        2,525
  Deferred compensation pursuant
     to issuance of Class A
     Common Stock options........     --          --        --       --             68         --            --           68
  Net loss.......................     --          --        --       --             --         --       (98,380)     (98,380)
                                    ----    --------    ------     ----       --------    -------     ---------    ---------
Balance, December 31, 1996.......    110      13,237    20,784      208        176,091     10,129      (196,552)       3,113
  Conversion of Series B
     Convertible Preferred
     Stock.......................   (110)    (13,237)    4,960       49         13,322         --            --          134
  Net loss.......................     --          --        --       --             --         --       (52,471)     (52,471)
                                    ----    --------    ------     ----       --------    -------     ---------    ---------
Balance, December 31, 1997.......     --          --    25,744      257        189,413     10,129      (249,023)     (49,224)
  Net loss.......................     --          --        --       --             --         --       (74,946)     (74,946)
                                    ----    --------    ------     ----       --------    -------     ---------    ---------
Balance, December 31, 1998.......     --    $     --    25,744     $257       $189,413    $10,129     $(323,969)   $(124,170)
                                    ====    ========    ======     ====       ========    =======     =========    =========

          See Accompanying Notes to Consolidated Financial Statements

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(98,380)  $(52,471)  $(74,946)
Adjustments to reconcile net loss to net cash used in
  operating activities
Depreciation and amortization...............................    44,665     49,033     42,398
Impairment of wireless cable assets.........................    21,271         --     52,369
Cumulative effect of change in accounting for start-up
  costs.....................................................        --         --      1,953
Extraordinary gain on extinguishment of debt................        --         --    (61,047)
Deferred income taxes.......................................    (3,297)    (1,184)    (1,275)
Amortization of debt discount and deferred financing
  costs.....................................................    35,402     41,767     40,219
Gain on disposition of wireless cable systems and assets....      (157)   (35,944)    (2,396)
Other.......................................................      (441)       609       (109)
Changes in operating assets and liabilities, net of
  acquisitions:
  Trade accounts receivable.................................       307        729        202
  Prepaid expenses and other current assets.................       214       (367)     1,280
  Other assets..............................................      (247)       734     (1,414)
  Accounts payable and other current liabilities............    (6,876)    (4,757)    (2,565)
                                                              --------   --------   --------
          Net cash used in operating activities.............    (7,539)    (1,851)    (5,331)
CASH FLOWS FROM INVESTING ACTIVITIES:
Collections of loans from related parties and others........       252         --         --
Purchases of property and equipment.........................   (32,474)   (12,267)   (11,510)
Additions to deferred license and leased license acquisition
  costs.....................................................   (12,492)      (311)    (5,717)
Proceeds from disposition of wireless cable systems and
  assets....................................................     2,776     54,106     19,213
(Increase)/decrease in cash available for asset purchases
  and debt repayment........................................        --    (31,658)    31,658
(Increase)/release of restricted escrowed funds.............        --     (6,395)     6,733
Net cash used in acquisitions...............................    (1,956)    (3,416)    (1,526)
                                                              --------   --------   --------
          Net cash (used in) provided by investing
            activities......................................   (43,894)        59     38,851
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock, net of stock
  issuance costs............................................    20,587         --         --
Proceeds from issuance of Series B Convertible Preferred
  Stock, net of stock issuance costs........................    23,766         --         --
Borrowings under revolving credit facilities................       200      6,155         --
Principal payments on revolving credit facilities...........    (5,500)    (9,105)        --
Increase in deferred financing costs........................        --     (1,285)        --
Contributions to subsidiaries by minority interest holder...     1,240        462         --
Principal payments on warrants..............................        --       (850)        --
Principal payments on notes payable.........................    (2,030)    (2,149)      (591)
Cash used in bond tender offers.............................        --         --    (29,909)
Principal payments on capital lease obligations.............      (868)      (787)      (990)
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    37,395     (7,559)   (31,490)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (14,038)    (9,351)     2,030
Cash and cash equivalents, beginning of year................    32,514     18,476      9,125
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 18,476   $  9,125   $ 11,155
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

  Organization

     American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service to residential and commercial subscribers. ATI and its subsidiaries are collectively referred to herein as the "Company." As of December 31, 1998, the Company owned and operated 32 wireless cable systems located throughout the United States (the "Developed Markets"). The Company also has wireless cable (microwave) frequency interests in 21 other U.S. markets (the "Undeveloped Markets").

  Risks and Other Important Factors

     The Company's principal business strategy is to pursue implementation of a Wireless Broadband Access ("WBA") capability that it believes will eventually be the best use of the wireless cable spectrum. The Company believes that market, technological and regulatory developments are creating an opportunity for the current wireless cable spectrum to be used to serve small and medium-sized business customers with fixed, two-way, high-speed data and telephony services. The Company is not presently offering any WBA services. The Company's WBA business strategy assumes that ATI will become part of a larger wholesale provider of fixed, two-way, high speed data and telephony services and does not assume retail distribution of WBA services directly by the wholesale provider. The WBA business strategy also assumes an investment in the Company and other wireless cable providers by a strategic partner that will serve both as an investor and as a customer of a newly created entity to offer WBA services. The execution of the Company's WBA business strategy has two principal elements. First, pursue the regulatory, technology and strategic investment activities necessary to shift the Company's existing analog video business to WBA services. Second, manage the Company's existing analog video business to preserve limited cash resources and afford the Company additional time to pursue development of WBA services. As part of this second element, the Company has not been increasing its analog video subscriber levels.

     During 1998, the Company continued operating its Developed Markets principally as an analog video subscription television business. The Company has intentionally curtailed growth in its analog video business by not investing the capital resources necessary to replace all subscribers who chose to stop receiving the Company's service.

     The Company's ability to introduce WBA services on a broad commercial basis will depend on a number of factors, including the availability of sufficient capital through a strategic partner or otherwise, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company and increased competition for the renewal of programming and channel lease agreements), the availability of appropriate transmission and reception equipment on satisfactory terms, the expertise of the Company's management, and the Company's ability to obtain the necessary regulatory changes and approvals in a timely fashion. There is also uncertainty regarding the degree of subscriber demand for these services, especially at pricing levels at which the Company can achieve an attractive return on investment. Moreover, the Company expects that the market for any such services will be extremely competitive.

     The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is ultimately dependent upon its ability to implement its business strategy and generate sufficient cash flow to meet its obligations on a timely basis. The Company will require significant additional capital to fully implement its business strategy. To meet such capital requirements, the Company is pursuing opportunities to

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES enter into strategic relationships or transactions with providers of telecommunication services, Internet, software and communication equipment. These relationships could provide the Company with access to technologies, products, capital and infrastructure. Such relationships or transactions could involve, among other things, joint ventures, sales or exchanges of stock or assets, or loans to or investments in the Company by strategic partners, likely accompanied by some type of capital restructuring of the Company under the protection of the bankruptcy laws. As of February 17, 1999, except for the BellSouth Agreement (as defined herein), the Company has not reached any agreements or understandings with respect to such strategic relationships or transactions. However, the Company is continually involved in discussions regarding possible strategic partner investments.

     Cash interest payments on the 2004 Notes and the 2005 Notes are required to commence on December 15, 1999 and February 15, 2001, respectively. The aggregate interest payments on the 2004 Notes and the 2005 Notes are approximately $10.5 million, $21.0 million and $40.7 million in 1999, 2000 and 2001, respectively. Based upon the Company's present financial condition, it is unlikely the Company will be able to meet its cash interest obligations for the 2004 Notes on December 15, 1999. The Company is pursuing a number of alternatives to address its limited liquidity and cash interest and principal payment obligations under its 2004 Notes and 2005 Notes. These alternatives include combinations of establishing strategic relationships, asset sales, additional borrowings and a capital restructuring under the protection of the bankruptcy laws.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of ATI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As further described below, the Company recognized an impairment charge in the carrying value of its long-lived assets in both 1996 and 1998. The measurement of the impairment amounts are particularly dependent upon estimates.

  Cash and Cash Equivalents

     The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 1997 and 1998, cash equivalents principally consisted of money market funds, commercial paper, federal government/agency debt securities, and other short-term, investment-grade, interest-bearing securities. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets.

  Cash Available for Asset Purchases and Debt Repayment and Restricted Escrow Funds

     In 1997 and 1998, restricted escrow funds are related to the BellSouth transactions and are escrowed for a period of up to one year. Cash available for asset purchases and debt repayment represents the net available proceeds as of December 31, 1997, received from the BellSouth closing that occurred on August 12, 1997. These funds were restricted pursuant to the Indentures. On May 7, 1998 the Company obtained a waiver of

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES certain Asset Disposition Covenants in the Indentures which relieved the restriction on these funds (see Note 7).

  Long-Lived Assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions for each of the Company's markets. The Company considers estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of the asset can be recovered.

     In the fourth quarter of 1998, after considering developments in the wireless cable industry, including bankruptcy restructurings of other wireless cable operators, the improbability of external financing for any significant analog video operations, the history and probability of future operating losses, and the uncertainty of implementing the wireless broadband access business strategy, the Company evaluated the fair value of its tangible and intangible wireless cable assets in each of its markets. The evaluation was made for each of the Company's markets individually and not for the Company's markets as a whole. Fair value for the assets was estimated based on recent reorganized enterprise values in the wireless cable industry as publicly disclosed. Based on this valuation, the Company determined that assets with a carrying value of $155 million were impaired according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and wrote down the carrying value of such assets by $52.4 million to their estimated fair value. The carrying values of property, plant, and equipment, deferred license assets, and goodwill were written down by $6.0 million, $35.4 million, and $11.0 million, respectively. These write-downs are recorded in the Consolidated Statements of Operations as "Impairment of wireless cable assets" expense.

     In 1996, the Company evaluated its Developed Markets for possible impairment after considering changes in the Company's strategic direction and certain industry factors. The evaluation determined that certain assets were impaired according to the provisions of SFAS No. 121. An impairment charge of $21.3 million was recorded and the assets were written down to their estimated realizable values.

     The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing or competitive pressures in any of the Company's individual markets. As a result, the carrying amount of long-lived assets and intangibles could be reduced materially in the future.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization, including amortization of assets acquired under capitalized lease agreements, are recorded on a straight-line basis for financial reporting purposes. Repair and maintenance costs are charged to expense when incurred. Renewals and improvements are capitalized. Subscriber installation costs are capitalized and amortized over an 18-month period, the approximate average subscription term of a subscriber.

  Deferred License and Leased License Acquisition Costs

     Deferred license and leased license acquisition costs include costs incurred to develop or acquire wireless cable licenses. Costs incurred to acquire or lease licenses issued by the Federal Communications Commission ("FCC") are deferred and are amortized ratably over useful lives of 20 years beginning with inception of service in each respective market, or charged to expense if development is not pursued. Accumulated

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES amortization related to deferred license and leased license acquisition costs approximated $22.0 million and $29.0 million at December 31, 1997 and 1998, respectively.

  Goodwill

     Goodwill is amortized on a straight-line basis for financial reporting purposes over a period of 20 years. Accumulated amortization related to goodwill was approximately $3.0 million and $2.8 million at December 31, 1997 and 1998, respectively. The remaining goodwill was written off as a result of the SFAS 121 impairment analysis.

  Deferred Financing Costs

     Deferred financing costs represent fees and other costs incurred in connection with the issuance of long-term debt. These costs are amortized over the term of the related debt using the effective interest rate method. During 1998, deferred financing costs of approximately $1.3 million were written off as a result of the Bond Tender Offers (see Note 7).

  Other Assets

     Other assets, net of accumulated amortization, consist primarily of long-term deposits and covenants-not-to-compete. Covenants not-to-compete are amortized over their respective terms, which is typically three years. As part of the SFAS No. 121 impairment analysis, the unamortized balance of covenants-not-to-compete were written-off.

  Revenue Recognition

     Monthly service fees are recognized in the period service is provided. Installation revenue is recognized upon origination of service to a subscriber to the extent of direct selling costs incurred. To date, direct selling costs have exceeded installation revenues.

  Operating Costs and Expenses

     Operating costs and expenses consist principally of programming fees, channel lease costs, tower rental and other costs of providing services. Historically, the Company capitalized certain pre-launch costs for non-operating systems. These costs included tower and site rentals and channel lease payments. The total of such costs capitalized in 1996, 1997 and 1998 approximated $445,000, $477,000 and $458,000 respectively.

     In December 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5 "Accounting for Start-up Costs." The adoption of this statement resulted in the Company writing off $1.9 million of previously capitalized start-up costs as a cumulative effect of a change in accounting principle. All start-up costs incurred after December 31, 1998 will be expensed in the period incurred.

  Marketing and Direct Selling Costs

     Marketing and direct selling costs are expensed as incurred.

  Net Loss Per Share

     SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options and warrants to purchase shares of common stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted earnings per share amounts are identical.

  New Accounting Pronouncements

     Effective for the fiscal year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits." Adoption of these standards did not have a material impact on the Company's financial position or results of operations. Effective for the fiscal year ending December 31, 1999, the Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company has not determined whether the adoption of this standard will have a material impact on the Company's financial position or results of operations.

  Comprehensive Income

     SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income" to be reported in the financial statements or notes thereto. Since the Company does not have any components of "other comprehensive income" reported net income is the same as "comprehensive income" for the years ended December 31, 1998, 1997, and 1996.

  Reclassifications

     Certain amounts from the prior years' consolidated financial statements have been reclassified to conform with the 1998 presentation.

  Supplemental Cash Flow Disclosures

     Noncash investing and financing activities consisted of the acquisition of vehicles and equipment by acceptance of bank notes, capitalized leases and other financing arrangements totaling approximately $604,000, $208,000, and $0 during 1996, 1997, and 1998, respectively. Cash paid during 1996, 1997, and 1998 for interest approximated $2.0 million, $3.5 million, and $164,000, respectively. As discussed in Note 3, the Company issued Class A Common Stock valued at $707,000 during the year ended December 31, 1996 in connection with certain acquisitions.

3. ACQUISITIONS AND DIVESTITURES

     During 1996, the Company acquired wireless cable channel rights in various markets for aggregate consideration of $1.1 million. The Company also acquired the remaining interest in its Little Rock, Arkansas operating system for $707,000 in Class A Common Stock. Also during 1996, the Company sold its wireless cable systems in St. James, Minnesota and Yankton, South Dakota and its wireless cable channel assets in Sioux Falls, South Dakota for aggregate cash consideration of $3.1 million. All of the Company's acquisitions have been accounted for as purchases for financial reporting purposes.

     The Company was involved in the bidding process for wireless cable channel authorizations in certain basic trading areas ("BTAs"), which was completed in March 1996. The Company was the highest bidder in 59 markets. In the aggregate, the Company's bids in these markets totaled approximately $10.1 million. Of such amount, a total of approximately $9.6 million has been paid as of December 31, 1998. The remaining amount (approximately $498,000) is due upon the FCC's notification to the Company of the issuance of the remainder of its BTA licenses, which the Company expects will occur in 1999.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     On June 28, 1996, the Company acquired wireless cable channel rights and certain other subscription television assets in Cincinnati, Ohio (the "Cincinnati Acquisition") for aggregate consideration of approximately $5.6 million in cash, of which $2.2 million and $3.4 million was paid in 1996 and 1997, respectively.

  BellSouth Transaction

     In March 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless Cable, Inc. ("BellSouth Wireless") which provides for the sale of all the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southern Assets") to BellSouth Wireless. The Southern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach, Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Naples, Sebring and Miami, Florida.

     In August 1997, the Company completed the first closing of the BellSouth Transaction, which involved transferring to BellSouth Wireless the Company's operating systems and current channel rights in the Florida markets of Orlando, Jacksonville, Ft. Myers and Daytona Beach, along with the Louisville, Kentucky market and certain rights in Miami, Florida. The proceeds received and related gain recorded by the Company from the first closing totaled approximately $54 million and $35.9 million, respectively. Of such proceeds, approximately $6.4 million was held in escrow until August 12, 1998. The use of the sale proceeds was restricted by certain restrictive covenants in the Indentures related to the Company's 2004 and 2005 notes as discussed in Note 7. The markets sold in the first closing accounted for approximately 23,000 subscribers as of the date of sale. Total revenue, operating expenses and net loss (exclusive of the gain on sale) for the markets sold in the first closing was $5.2 million, $4.3 million and $3.9 million, respectively, for the year ended December 31, 1997. Total revenue, operating expenses and net loss for such markets was $8.7 million, $7.9 million and $6.0 million, respectively, for the year ended December 31, 1996.

     The Company's operating system and channel rights in the Florida market of Lakeland, Florida were transferred to BellSouth Wireless in July 1998 and August 1998. The assets sold accounted for total revenues, operating expenses and EBITDA of approximately $1.4 million, $1.1 million and $377,000, respectively, for the period January 1, 1998 through the closing date of the transaction. The proceeds received and related loss recorded by the Company in connection with such sale totaled approximately $17 million and $823,000, respectively. The Company also closed on additional channels in the Ft. Myers and Jacksonville, Florida markets. The proceeds received and related gain recorded was $2.9 million. There was no effect on revenues, operating expenses and EBITDA as a result of this transaction.

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

  Fresno MMDS Associates Transaction

     In July 1998, the Company purchased from Fresno Telsat, Inc. the remaining 35% partnership interest that the Company did not already own in Fresno MMDS Associates for cash consideration of $1.5 million plus contingent cash consideration of up to $255,000, the precise amount of which will depend upon the outcome of litigation between the Company and the Fresno County Superintendent of Schools. Through two of its subsidiaries, the Company is now the 100 percent owner of Fresno MMDS Associates.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

  Other Transactions

     In December 1997, the Company entered into an agreement to acquire wireless cable channel rights and certain other subscription television assets in Bellingham, Washington for aggregate consideration of approximately $1.85 million in cash (of which $1.65 million had been paid as of December 31, 1998) and the issuance of warrants to purchase 40,000 shares of unregistered Class A Common Stock of the Company at a purchase price of $2.50.

     In February 1998, the Company sold its hardwire cable system in Lakeland, Florida to Time Warner Entertainment -- Advance Newhouse Partnership. The proceeds received and related gain recorded by the Company totaled approximately $1.5 million and $300,000, respectively.

     In 1997 and 1998, the Company also acquired certain wireless cable channel rights in various markets for aggregate consideration of $127,000 and $2.5 million, respectively.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1997     1998
                                                              ------   ------
Miscellaneous receivables...................................  $1,350   $  156
Prepaid rent and other......................................     532      425
Prepaid insurance...........................................     393      328
Prepaid programming and channel leases......................     134        4
Equipment and other short-term deposits.....................     247       83
Accrued investment income...................................      66       34
Inventory...................................................      --      442
                                                              ------   ------
          Total prepaid expenses and other current assets...  $2,722   $1,472
                                                              ======   ======

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                               DECEMBER 31,
                                            -------------------
                                              1997       1998         LIFE
                                            --------   --------       ----
Subscriber premises equipment.............  $ 50,299   $ 38,274   4 years
Deferred installation costs...............    30,220     32,300   18 months
Transmission equipment and system
  construction costs......................    34,948     35,460   4 or 10 years
Office furniture and equipment............     8,177      8,497   3-5 years
Vehicles..................................     3,207      3,368   3 years
Land, building and leasehold
  improvements............................     1,869      2,143   Lesser of
                                            --------   --------
                                                                  useful life
                                                                  or duration
                                                                  of lease
Total property and equipment..............   128,720    120,042
Accumulated depreciation and
  amortization............................   (68,554)   (91,693)
                                            --------   --------
Property and equipment, net...............  $ 60,166   $ 28,349
                                            ========   ========

     The Company's digital transmission equipment is being depreciated over a 10 year life while existing and new analog transmission equipment is depreciated over 4 years.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1997      1998
                                                            -------   -------
Accounts payable..........................................  $ 4,138   $ 4,279
Accrued payroll and related taxes.........................    1,745     1,990
Accrued programming.......................................    1,929       790
Accrued property, sales and franchise taxes...............    1,243       806
Acquisition of channel rights payable.....................      614       498
Accrued interest and other................................    2,594     2,975
                                                            -------   -------
          Total accounts payable and accrued expenses.....  $12,263   $11,338
                                                            =======   =======

7. LONG-TERM DEBT

  Senior Discount Notes

     On June 23, 1994, ATI issued Units (the "1994 Units Offering") consisting of Senior Discount Notes due 2004 (the "2004 Notes") which mature on June 15, 2004 and warrants to purchase Common Stock. The 1994 Units Offering resulted in net proceeds to the Company of approximately $100.1 million (including amounts attributable to the issuance of the 1994 Warrants (see Note 8) and before payment of underwriting discounts and other issuance costs aggregating approximately $4.4 million). The 2004 Notes bear interest at a rate of 14.5%, computed on a semi-annual bond equivalent basis. The aggregate principal balance at stated maturity of the 2004 Notes, as adjusted for the Bond Tender Offers, approximates $145.1 million. Cash interest on the 2004 Notes will be payable on June 15 and December 15 of each year at a rate of 14.5% per annum commencing December 15, 1999.

     On August 10, 1995, ATI issued Units (the "1995 Units Offering") consisting of Senior Discount Notes due 2005 (the "2005 Notes") which mature on August 15, 2005 and warrants to purchase Common Stock. The 1995 Units Offering resulted in net proceeds to the Company of approximately $94.9 million (including amounts attributable to the issuance of the 1995 Warrants (see Note 8), and after payment of underwriting discounts and other issuance costs aggregating approximately $5.1 million). The issue price of the 2005 Notes represents a yield to maturity of 14.5% per annum computed on a semi-annual bond equivalent basis. Cash interest on the 2005 Notes will be payable on February 15 and August 15 of each year at a rate of 14.5% per annum commencing February 15, 2001. The 2005 Notes have an aggregate principal balance at stated maturity of approximately $135.6 million, as adjusted for the Bond Tender Offers.

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

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

  Bond Tender Offers

     Pursuant to certain restrictive covenants in the Indentures relating to the Company's 2004 Notes and 2005 Notes, Net Available Proceeds (as defined in the Indentures) from Asset Dispositions (as defined in the Indentures) from transactions other than the BellSouth Transaction must be applied within 270 days of such closing: (1) first, to prepay or repay outstanding debt of the Company or any Restricted Subsidiary (as defined) to the extent the terms of the governing documents therefore require such prepayment (2) second, to the extent of any such Net Available Proceeds remaining after application thereof pursuant to item (1) above, to the acquisition of assets used in the transmission of video, voice and data and related businesses and services of the Company or a Restricted Subsidiary and (3) third, to the extent of any such Net Available Proceeds remaining after the application thereof pursuant to items (1) and (2) above, (i) first to prepay or repay all outstanding debt of the Company or any Restricted Subsidiary that prohibits purchases of the 2004 Notes or 2005 Notes and (ii) then, to the extent of any remaining Net Available Proceeds, to make an offer to purchase outstanding 2004 Notes and 2005 Notes at a purchase price equal to 100% of the accreted value thereof to any purchase date prior to maturity.

     In April 1998, the Company tendered an offer (the "Tender Offer") for a portion of its outstanding 2004 Notes and a portion of its outstanding 2005 Notes at a cash price of $255 per $1,000 principal amount at maturity of the 2004 Notes purchased and $225 per $1,000 principal amount at maturity of the 2005 Notes purchased (collectively the "Notes").

     In May 1998, the Company completed the Tender Offer and purchased approximately $30.2 million aggregate principal amount at maturity of 2004 Notes (approximate accreted value of $25.3 million as of May 7, 1998) and approximately $43.5 million aggregate principal amount at maturity of 2005 Notes (approximate accreted value of $30.6 million as of May 7, 1998). The aggregate amount of cash used to purchase the Notes was approximately $17.5 million. The Company recognized an extraordinary gain of approximately $37.0 million upon early extinguishment of the Notes.

     In conjunction with and as a condition of the Tender Offer, the Company also received the consent of holders of the majority of the outstanding Notes to
(i) waivers (the "Waivers") of certain asset disposition covenants in the Indentures (the "Indentures") relating to the Notes with respect to proceeds previously received from certain asset dispositions, and (ii) amendments (the "Amendments") of the Indentures regarding treatment of future proceeds from certain asset dispositions pursuant to the BellSouth Transaction.

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

     The Amendments amended the Asset Disposition Covenants in the case of any and all Net Available Proceeds received by the Company from (i) dispositions under the BellSouth Agreement that closed after May 7, 1998, which are presently estimated at less than $10 million in proceeds depending on the total number of channel leases and licenses ultimately delivered by the Company to BellSouth, and (ii) the approximately $2.0 million in proceeds that were received from an escrow account related to a BellSouth closing occurring on July 15, 1998

     Pursuant to the Amendments, no later than 30 days after the aggregate amount of Net Available Proceeds first equaled or is exceeded $10 million, the Company was obligated to utilize 57% of the amount of

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES such Net Available Proceeds to make an offer (the "Initial Offer") to purchase the outstanding Notes, at a purchase price in cash equal to the greater of (i) $280.50 per $1,000 principal amount at maturity in the case of the 2004 Notes and $247.50 per $1,000 principal amount at maturity in the case of the 2005 Notes and (ii) the market value of the Notes. Any and all financial advisor, legal and other costs and fees incurred by the Company in connection with completing or facilitating any future BellSouth dispositions, escrow proceeds, or any required offer shall be deemed to reduce the amount of Net Available Proceeds. If the aggregate principal amount of Notes tendered by holders thereof pursuant to a required offer exceeds the amount of the 57% of the Net Available Proceeds to be used for the purchase of the Notes, the Notes shall be selected for purchase on a pro rata basis.

     The Amendments do not apply to net proceeds that may be received from dispositions of assets that the Company may undertake other than pursuant to the BellSouth Agreement, and with respect to such proceeds the Asset Disposition Covenants remain in effect.

     The Company's July 1998 and August 1998 transactions with BellSouth Wireless involving the sale of the Company's operating system in Lakeland, Florida, the closing on additional channels in Lakeland, Florida and the release of the restricted escrowed funds from the first closing of the BellSouth Transaction provided cash to the Company of approximately $21.6 million. Because the combination of these funds, net of financial advisor, legal and other costs, exceeded $10 million, the Company was obligated to use 57% of these Net Available Proceeds to make the Initial Offer to purchase outstanding notes.

     On October 15, 1998, the Company completed the Initial Offer and purchased approximately $21.5 million aggregate principal amount at maturity of 2004 Notes (approximate accreted value of $19.3 million as of October 15, 1998) and approximately $22.6 million aggregate principal amount at maturity of 2005 Notes (approximate accreted value of $17.0 million as of October 15, 1998) for $11.6 million. The Company recognized an extraordinary gain of approximately $24.0 million upon the early extinguishment of the Notes.

     Upon completion of the Initial Offer, the amount of Net Available Proceeds was reset at zero. Thereafter, at such time as the amount of Net Available Proceeds from subsequent asset dispositions to BellSouth Wireless is greater than $5 million, the Company shall be obligated to utilize 57% of the amount of such Net Available Proceeds to make a subsequent required offer at a purchase price in cash equal to the greater of (i) $280.50 per $1,000 principal amount at maturity in the case of the 2004 Notes and $247.50 per $1,000 principal amount at maturity in the case of the 2005 Notes and (ii) the market value of the Notes.

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

     Pursuant to the Indentures, the Company may not incur additional debt, other than Permitted Debt (as defined in the Indentures), unless after giving effect to the incurrence of such debt and the receipt and application of the net proceeds thereof on a pro forma basis, the Company's consolidated debt to annualized operating cash flow (as defined) ratio would be less than 5.0 to 1.0 in the case of any such incurrence. As a result of such limitations, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million (approximately $473,000 of which had been utilized as of December 31, 1998). Although the Company had the ability under the Indentures to borrow an additional $17.0 million as of December 31, 1998, the Company does not presently intend to incur any additional bank or other borrowings because of the probable high cost of funds. However, if subsequent closings under the BellSouth Agreement

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES either do not occur or are insufficient to provide funds for operations, the Company may be required to seek additional debt financing.

     The 2004 Notes and the 2005 Notes are redeemable, at the option of ATI at any time, in whole or in part, on or after June 15, 1999 and August 15, 2000, respectively, at specified redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. The redemption prices are as follows:

                         YEAR                            2004 NOTES   2005 NOTES
                         ----                            ----------   ----------
1999...................................................   107.250%          --
2000...................................................   104.833%     107.250%
2001...................................................   102.417%     104.833%
2002...................................................   100.000%     102.417%
2003 and thereafter....................................   100.000%     100.000%

     Both the 2004 Notes and the 2005 Notes are subject to mandatory redemption provisions in the event of a Change of Control (as defined in the Indentures) of ATI. Upon the occurrence of such an event, each holder of the 2004 Notes will have the right to require ATI to repurchase all of such holder's 2004 Notes at 101% of the Accreted Value (as defined in the Indentures) thereof, or, in the case of any such repurchase on or after June 15, 1999, 101% of the principal amount at stated maturity thereof plus accrued and unpaid interest, if any, to the date of repurchase. Similarly, in the event of a change of control of ATI, each holder of the 2005 Notes will have the right to require ATI to repurchase all of such holder's 2005 Notes at 101% of the Accreted Value (as defined in the Indentures) thereof, or, in the case of any such repurchase on or after August 15, 2000, 101% of the principal amount at stated maturity thereof plus accrued and unpaid interest, if any, to the date of repurchase.

     Future debt service payments on the 2004 Notes and the 2005 Notes representing cash interest only, for the next five years are as follows (in thousands):

                     YEAR                       2004 NOTES   2005 NOTES    TOTAL
                     ----                       ----------   ----------   -------
1999..........................................   $10,523      $    --     $10,523
2000..........................................    21,046           --      21,046
2001..........................................    21,046       19,659      40,705
2002..........................................    21,046       19,659      40,705
2003..........................................    21,046       19,659      40,705

  Fresno Facility

     During 1996, the Fresno MMDS Associates maintained a revolving credit facility (the "Fresno Facility") with a bank that provided for borrowings for the Fresno, Visalia and Merced, California systems. All amounts due to the bank under the Fresno Facility were repaid by ATI in February 1997 with proceeds from the Credit Facility (as defined below).

  Credit Facility

     On February 26, 1997, the Company entered into a twelve month $17 million credit facility (the "Credit Facility") with a bank. At closing of the Credit Facility, the Company also delivered 4,500 bond appreciation rights ("BARs") and an option to exercise 141,667 exchangeable debt warrants or 141,667 equity warrants. Concurrent with the closing of the BellSouth Transaction, proceeds from the BellSouth Transaction were used to repay the Credit Facility and redeem the exchangeable debt warrants. The Company's total obligation under the Credit Facility for the aggregate principal balance, accrued interest, fees and redemption of the exchangeable debt warrants was approximately $6.4 million.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     The BARs remain outstanding as of December 31, 1998. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The change in the value of the BARs is reflected as interest expense in the accompanying financial statements. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an Event of Default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of each 2004 Note on the closing date less $290. The net value of the BARs is payable to holders of the BARs in cash. As of December 31, 1998, the Company had no accrued liability associated with the BARs based on the market price of the 2004 Notes at that date.

     The following table summarizes the book and fair values of the Company's long-term debt facilities at December 31, 1998 (dollars in thousands). Fair values for the Company's 2004 Notes and 2005 Notes are based on quoted market prices. The carrying amount of accrued interest approximates its fair value. The fair values of the Company's notes payable are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                                                         BOOK VALUE   FAIR VALUE
                                                         ----------   ----------
2004 Notes.............................................   $134,130     $18,868
2005 Notes.............................................    105,383      14,914
Notes payable..........................................         75          58
                                                          --------     -------
                                                          $239,588     $33,840
                                                          ========     =======

     Future maturities of amounts outstanding under the Company's long-term debt facilities as of December 31, 1998 are summarized as follows (in thousands):

                                         2004       2005      NOTES
      YEAR ENDING DECEMBER 31,          NOTES      NOTES     PAYABLE    TOTAL
      ------------------------         --------   --------   -------   --------
1999.................................  $     --   $     --     $50     $     50
2000.................................        --         --      25           25
2001.................................        --         --      --           --
2002.................................        --         --      --           --
Thereafter...........................   145,142    135,582      --      280,724
Unamortized discount.................   (11,012)   (30,199)     --      (41,211)
                                       --------   --------     ---     --------
          Total......................  $134,130   $105,383     $75     $239,588
                                       ========   ========     ===     ========

8. COMMON STOCK, STOCK OPTIONS AND WARRANTS

  Stock Option Plan

     The Company maintains a stock option plan reserving 1,525,000 shares of Class A Common Stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. The options vest over periods of up to three years and expire five to eight years from the date of issuance. On April 23, 1998, the Company repriced options for all current exempt employees at the fair market value on that date. The Company follows variable plan accounting on the options repriced in April 1998,which requires that the Company record compensation expense if the quoted value of the stock exceeds the repriced exercise price of the options. As of December 31, 1998, no compensation expense has been recorded as the quoted value of the stock does not exceed the strike price of the repriced options.

     The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123,

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

"Accounting and Disclosure of Stock-Based Compensation," establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS No. 123 for expense recognition purposes.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 6.31%, 5.25% and 4.86%; dividend yields of 0.0% during each period; volatility factors of the expected market price of the Company's common stock of 0.64, 0.95 and 1.25 and a weighted-average expected life of the option of four years.

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

     The weighted average fair value of options granted during 1996, 1997 and 1998 was $3.91, $1.56 and $0.48, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and pro forma net loss per share applicable to Class A Common Stock as if the Company had used the fair value accounting provisions of SFAS No. 123 would be $105.7 million and $5.84, $54.2 million and $2.13 and $75.6 million and $2.94 for the years ended December 31, 1996, 1997 and 1998, respectively.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                         1996                   1997                    1998
                                 --------------------   --------------------   ----------------------
                                            WEIGHTED-              WEIGHTED-                WEIGHTED-
                                             AVERAGE                AVERAGE                  AVERAGE
                                            EXERCISE               EXERCISE                 EXERCISE
                                 OPTIONS      PRICE     OPTIONS      PRICE      OPTIONS       PRICE
                                 --------   ---------   --------   ---------   ----------   ---------
Options outstanding at
  beginning of year............   696,000    $ 9.55      734,800     $5.96        822,775     $2.13
Granted........................   752,000      9.12      763,800      2.26        838,800      0.93
Exercised......................   (85,000)    15.53           --        --             --        --
Forfeited......................  (628,200)    13.76     (675,825)     6.39     (1,059,208)     1.86
                                 --------               --------               ----------
Options outstanding at end of
  year.........................   734,800    $ 5.96      822,775     $2.13        602,367     $ .94
                                 ========               ========               ==========
Exercisable at end of year.....   178,000    $ 2.69      392,175     $2.27        298,914     $1.00
                                 ========               ========               ==========

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     Exercise prices for options outstanding as of December 31, 1998, are as follows:

                                                 OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                        -------------------------------------   -----------------------
                                           NUMBER       WEIGHTED                   NUMBER
                                        OUTSTANDING      AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                                           AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
                                        DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
       RANGE OF EXERCISE PRICES             1998          LIFE        PRICE         1998        PRICE
       ------------------------         ------------   -----------   --------   ------------   --------
$0.719 - $0.719.......................    129,500         7.21       $ 0.719           --       $0.00
$1.000 - $1.000.......................    472,867         5.29         1.000      298,914        1.00
                                          -------         ----       -------      -------       -----
$0.719 - $1.000.......................    602,367         5.70       $0.9396      298,914       $1.00
                                          =======         ====       =======      =======       =====

  Warrants

     In conjunction with the 1995 Units Offering described in Note 7, ATI issued 201,700 warrants (the "1995 Warrants") to purchase an aggregate of 943,956 shares of ATI's Common Stock at an exercise price of $12.65 per share, subject to adjustment under certain circumstances. Warrant holders may exercise the 1995 Warrants at any time prior to August 10, 2000. The 1995 Warrants will terminate and become void at the close of business on August 10, 2000. Approximately $5.5 million of the proceeds from the 1995 Units Offering was allocated to the 1995 Warrants. As of December 31, 1998, no 1995 Warrants had been exercised.

     In conjunction with the 1994 Units Offering described in Note 7, ATI issued 915,000 warrants (the "1994 Warrants") to purchase an equal number of shares of ATI's Common Stock. The 1994 Warrants have an exercise price of $12.68 per share. Warrant holders may exercise the 1994 Warrants for cash at any time prior to June 23, 1999. The 1994 Warrants will terminate and become void at the close of business on June 23, 1999. The 1994 Warrants, as amended, were valued at approximately $4.6 million. As of December 31, 1998, 1994 Warrants for the purchase of 100 shares had been exercised.

     During the year ended December 31, 1996, additional warrants for the purchase of 62,286 shares of Common Stock were exercised at a price of $2.74 per share while warrants for the purchase of 61,284 shares at a price of $4.67 per share expired unexercised.

     During the year ended December 31, 1997, the Company issued warrants to purchase 40,000 shares of unregistered Class A Common Stock of the Company in connection with an agreement to acquire wireless cable channel rights and certain other subscription television assets. The warrants have an exercise price of $2.50 per share and expire in May 2000.

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

     The "Conversion Price" at any given time was equal to 80% of the prevailing market price of the Class A Common Stock. Accordingly, the Company recognized the discount on the conversion as a dividend in the amount of $6,250,000.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

10. LEASES

  Channel Lease Commitments

     The Company has entered into various agreements to lease FCC channel authorizations to provide wireless services. Certain of these lease agreements provide buy-out options to the Company based upon the number of subscribers at the time of such buy-out. A typical channel lease is for a period of 10 years or more including renewals. The Company's obligations under certain of the leases are subject to receipt by the lessor of all necessary FCC approvals to begin providing service. Channel lease expense during 1996, 1997 and 1998 approximated $2.6 million, $2.9 million and $2.7 million, respectively.

     As of December 31, 1998, aggregate minimum annual channel lease payments are summarized as follows (in thousands):

1999........................................................   $1,584
2000........................................................    1,473
2001........................................................    1,382
2002........................................................    1,197
2003........................................................      949
Thereafter..................................................    2,129
                                                               ------
          Total.............................................   $8,714
                                                               ======

     The Company assigned certain of its channel licenses to a group affiliated with the Company in November 1993 and entered into agreements to lease those channels for an initial term of five years, renewable at the Company's option, for an unlimited number of one-year terms thereafter. Annual lease payments required to be paid by the Company in connection with the aforementioned channel leases were nominal. As of the end of 1998 all the leases have been reassigned to the Company.

  Operating Leases

     The Company leases various office, warehouse and transmission tower space and certain office equipment, furniture and vehicles. Rent expense during 1996, 1997 and 1998 was approximately $2.7 million, $2.9 million, and $2.6 million, respectively. Future minimum commitments as of December 31, 1998 under these leases are as follows (in thousands):

1999........................................................   $2,560
2000........................................................    2,488
2001........................................................    1,626
2002........................................................    1,092
2003........................................................      934
Thereafter..................................................      961
                                                               ------
          Total.............................................   $9,661
                                                               ======

  Capital Leases

     The Company leases certain vehicles and office equipment under noncancelable capital leases. Equipment capitalized under such leases as of December 31, 1997 and 1998 was approximately $1.3 million and $300,000, respectively. Future minimum payments for capital leases as of December 31, 1998 are approximately $248,000, $18,000, $4,000 and $2,000 for the years ending December 31, 1999 through 2002, respectively, including interest of approximately $16,000.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES

  Seattle Agreement

     Pursuant to a consulting and shareholder agreement, the Company issued 10% of the Common Stock of American Telecasting of Seattle, Inc., to a third party, and is required to issue up to an additional 5% in the event that a certain subscriber level is achieved in the Seattle system once it becomes operational.

  Programming Agreements

     The Company has entered into a series of noncancelable agreements to purchase entertainment programming for rebroadcast which expire through 2008. The agreements generally require monthly payments based upon the number of subscribers to the Company's systems, subject to certain minimums. Such expenses totaled approximately $19.3 million, $19.3 million, and $16.3 million in 1996, 1997 and 1998, respectively.

  Vendor Commitments

     The Company has purchase commitments with vendors for the purchase of equipment used in its business. The aggregate amount of the commitments exceeds $1.2 million, and generally requires the Company to purchase a minimum number of units at agreed upon prices.

  Executive and Key Employee Retention Program

     In 1998 the Company adopted an Executive Retention Program and Key Employee Retention Program (the "Programs"). The Programs, which expire June 30, 1999, provide payments based on retention, stock performance, and severance to certain Executive and Key Employees. As of December 31, 1998, $70,000 was paid under the Programs and the Programs provide for maximum future payments of approximately $2 million.

  Litigation

     The Company owns all the partnership interests in Fresno MMDS Associates ("FMA"). On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against FMA, the Company and others in an action entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telsat, Inc., an Indiana Corporation, et al., Superior Court of the State of California, Fresno, California. The complaint alleges that a channel lease agreement between FMA and the Fresno County school system has expired. The plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The parties have conducted substantial discovery. The Company removed the case to federal court in December 1998. Plaintiff filed a motion to remand the case to state court and remains under submission with the court. No trial date is set in the case. The Company denies that the channel lease agreement has expired.

     On or about October 13, 1998, Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982, filed a lawsuit against the Company entitled Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982 v. American Telecasting, Inc., in the United States District Court for the District of Colorado. The complaint alleges that the Company owes the plaintiffs $1,250,000 due on a note which matured on September 15, 1998. The plaintiffs seek payment of $1,250,000 plus attorney fees and interest. The Company has answered the complaint and denied any liability. Limited discovery has occurred and a trial preparation schedule has been ordered by the court.

     The Company is occasionally a party to other legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

12. CONTINGENT ACQUISITION

     On March 19, 1999, the Company entered into an agreement with AESCO Systems, Inc. ("AESCO") to acquire wireless cable channels in Portland, Oregon from AESCO for a fixed payment of $2.25 million plus a deferred payment based upon the price received in any further transfer of the channels within the next five years. In addition the Company paid $250,000 on March 19, 1999 as consideration for a no-shop covenant. Payment of the $2.25 million fixed portion of the purchase price to AESCO is contingent upon the Company's closing of sale transactions of other wireless cable assets for cumulative cash consideration of $5 million or more, and the FCC's grant by final order of the assignment application for the licenses. The agreement will terminate on March 15, 2000 if the transaction has not been completed.

13. INCOME TAXES

     As of December 31, 1998, the Company's estimated net operating loss carryforwards ("NOLs") for Federal income tax purposes were approximately $131.6 million. The NOLs expire in years 2008 through 2011. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. SFAS No. 109 requires that the tax benefit of NOLs for financial reporting purposes be recorded as an asset. A 100 percent valuation allowance has been established.

     The carryforwards and temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1997 and 1998, are as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997       1998
                                                         --------   ---------
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 52,249   $  50,012
  Interest expense not currently deductible............    37,339      36,908
  Property and equipment, principally due to
     differences in depreciation and capitalized
     installation costs................................    18,664      43,731
  Other................................................     1,855         200
                                                         --------   ---------
          Total gross deferred tax assets..............   110,107     130,851
Deferred tax liabilities:
  Basis differences attributable to purchase
     accounting........................................   (20,466)    (15,288)
                                                         --------   ---------
          Total deferred tax liabilities...............   (20,466)   ( 15,288)
Valuation reserve......................................   (88,366)   (115,563)
                                                         --------   ---------
Net deferred tax liability.............................  $  1,275   $      --
                                                         ========   =========

     The income tax benefit for the years ended December 31, 1997 and 1998 is comprised of the following (in thousands):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               1997     1998
                                                              ------   ------
Current Provision:
  Federal...................................................  $ (375)  $ (100)
  State.....................................................      --      (54)
Deferred Benefit:
  Federal...................................................   1,269    1,038
  State.....................................................     290      237
                                                              ------   ------
                                                              $1,184   $1,121
                                                              ======   ======

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit for the years ended December 31, 1997 and 1998 is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1997    1998
                                                              -----   -----
Tax at U.S. statutory rates.................................    35%     35%
State income taxes, net of federal tax benefit..............     5       5
Losses not benefited for financial reporting purposes.......   (28)    (29)
Other, net..................................................   (10)    (10)
                                                               ---     ---
                                                                 2%      1%
                                                               ===     ===

14. BENEFIT PLANS

     The Company sponsors three defined contribution profit sharing plans, the "American Telecasting, Inc. 401(k) Retirement Plan", the "American Telecasting, Inc. 401(k) Retirement Plan (SuperChannels of Las Vegas, Inc.)," and the "American Telecasting, Inc. 401(k) Retirement Plan (Fresno MMDS Associates)" (the "Plans"). Substantially all of the Company's employees are eligible to participate in the Plans. Company contributions to the Plans are based on a percentage of employee's contributions, subject to certain maximum limits. Employer contributions and administrative costs paid by the Company relating to the Plans for the years ended December 31, 1996, 1997 and 1998 approximated $122,000, $192,000,and $175,000, respectively.

     The Company also sponsors an employee stock ownership plan, the "American Telecasting, Inc. Associate Stock Purchase Plan" (the "Stock Purchase Plan"). Generally, all full-time employees who have been employed by the Company for at least one year are eligible to participate in the Stock Purchase Plan. The purchase price of each share of the Company's Class A Common Stock purchased by Stock Purchase Plan participants is 90% of the closing price of the Class A Common Stock at the time of purchase. The shares are purchased in the open market and the Company pays ten percent of the purchase price and all administrative costs. An aggregate of 250,000 shares of the Company's Class A Common Stock may be sold pursuant to the Stock Purchase Plan. As of December 31, 1998, 51,321 shares have been sold pursuant to the Stock Purchase Plan. Employer contributions and administrative costs paid by the Company related to the Stock Purchase Plan aggregated $22,000, $11,000, $2,400 during the years ended December 31, 1996, 1997 and 1998, respectively.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following summarizes the Company's unaudited quarterly results of operations for 1998 and 1997 (dollars in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                 ---------   --------   -------------   ------------
Year Ended December 31, 1998:
  Total Revenues...............................  $ 12,713    $ 12,622     $ 11,486        $ 10,916
  Loss from operations.........................   (11,066)    (12,082)     (11,991)        (63,817)
  Gain/(loss) on disposition of wireless cable
     systems and assets(A).....................     3,219          --         (823)             --
  Extraordinary gain on extinguishment of
     debt......................................        --      37,011           --          24,036
  Impairment of wireless cable assets(B).......        --          --           --         (52,369)
  Net (loss) income............................   (18,270)     15,204      (21,320)         99,434
  Net (loss) income applicable to Class A
     Common Stock..............................   (18,270)     15,204      (21,320)         99,434
  Net (loss) income per share applicable to
     Class A Common Stock......................     (0.71)       0.59        (0.83)           3.87
Year Ended December 31, 1997:
  Total Revenues...............................  $ 16,020    $ 15,639     $ 14,306        $ 13,066
  Loss from operations.........................   (12,579)    (12,478)     (11,245)         11,760
  Gain on disposition of wireless cable systems
     and assets(C).............................        --          --       35,944              --
  Net (loss) income............................   (22,583)    (22,813)      11,946         (19,021)
  Net (loss) income applicable to Class A
     Common Stock..............................   (22,583)    (22,813)      11,946         (19,021)
  Net (loss) income per share applicable to
     Class A Common Stock......................     (0.92)      (0.89)        0.46           (0.74)

---------------

(A) During 1998, the Company completed additional closings of the sale of certain of its assets to BellSouth Wireless as part of the BellSouth Transaction and sold its hardwire cable system in Lakeland Florida to Advance/Newhouse Partnership. The related gain on these transactions totaled $2.4 million.

(B) During the fourth quarter of 1998, the Company recognized an impairment loss on its wireless cable assets of approximately $52.4 million.

(C) During the third quarter of 1997, the Company completed the first closing of the sale of certain of its assets to BellSouth Wireless as part of the BellSouth Transaction. The related gain recorded by the Company from the first closing totaled approximately $35.9 million.

     The total of net loss per share for the 1998 and 1997 quarters does not equal net loss per share for the respective years as per share amounts for each quarter and for the year are computed based on their respective discrete periods.

                  AMERICAN TELECASTING, INC. AND SUBSIDIARIES

16. VALUATION AND QUALIFYING ACCOUNTS (DOLLARS IN THOUSANDS)

                                                 BALANCE    ADDITIONS
                                                   AT       CHARGED TO
                                                BEGINNING   COSTS AND                     BALANCE AT
                                                OF PERIOD    EXPENSES    DEDUCTIONS(1)   END OF PERIOD
                                                ---------   ----------   -------------   -------------
For the Year ended December 31, 1996
  Deducted from asset accounts:
     Allowance for uncollectible accounts.....    $916        $2,322        $2,551           $687
                                                  ====        ======        ======           ====
For the Year ended December 31, 1997
  Deducted from asset accounts:
     Allowance for uncollectible accounts.....    $687        $1,344        $1,787           $244
                                                  ====        ======        ======           ====
For the Year ended December 31, 1998
  Deducted from asset accounts:
     Allowance for uncollectible accounts.....    $244        $  826        $  929           $141
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

                                            AMERICAN TELECASTING, INC.

                                            By:   /s/ ROBERT D. HOSTETLER
                                              ----------------------------------
                                                     Robert D. Hostetler
                                              President, Chief Executive Officer
                                                          and Director

Date: March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999:

                   SIGNATURE                                             TITLE
                   ---------                                             -----
           By: /s/ DONALD R. DEPRIEST            Chairman of the Board and Director
 ----------------------------------------------
               Donald R. DePriest

          By: /s/ ROBERT D. HOSTETLER            President, Chief Executive Officer and Director
 ----------------------------------------------    (Principal Executive Officer)
              Robert D. Hostetler

            By: /s/ RICHARD F. SENEY             Vice Chairman of the Board, Secretary and Director
 ----------------------------------------------
                Richard F. Seney

            By: /s/ DAVID K. SENTMAN             Senior Vice President, Chief Financial Officer and
 ----------------------------------------------    Treasurer (Principal Financial Officer)
                David K. Sentman

          By: /s/ FRED C. PATTIN, JR.            Controller (Principal Accounting Officer)
 ----------------------------------------------
              Fred C. Pattin, Jr.

           By: /s/ MITCHELL R. HAUSER            Director
 ----------------------------------------------
               Mitchell R. Hauser

           By: /s/ JAMES S. QUARFORTH            Director
 ----------------------------------------------
               James S. Quarforth

            By: /s/ CARL A. ROSBERG              Director
 ----------------------------------------------
                Carl A. Rosberg

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------

          3.1            -- Certificate of Designation for Series B Convertible
                            Preferred Stock of American Telecasting, Inc. dated
                            August 6, 1996 (incorporated by reference to Exhibit 4.1
                            to the Company's Form 8-K filed on August 7, 1996).
          3.2            -- Amendment to Restated Certificate of Incorporation of
                            American Telecasting, Inc. dated April 24, 1996
                            (incorporated by reference to Exhibit 3.1(i) to the
                            Company's Quarterly Report on 10-Q for the period ended
                            June 30, 1996).
          3.3            -- Restated Certificate of Incorporation of American
                            Telecasting, Inc., dated April 27, 1995 (incorporated by
                            reference to Exhibit 3.1 to the Company's Quarterly
                            Report on Form 10-Q for the period ended March 31, 1995).
          3.4            -- Amended and Restated Bylaws of American Telecasting, Inc.
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended March 31, 1995).
          4.1            -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 2 to the Company's Registration
                            Statement on Form 8-A filed on December 6, 1993).
          4.2            -- Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration
                            Statement on Form S-3 filed on April 26, 1996).
          4.3            -- Specimen Class B Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December
                            31, 1996).
          4.4            -- Specimen Series B Convertible Preferred Stock Certificate
                            (incorporated by reference to Exhibit 4.4 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997).
          4.5            -- Supplemental Indenture dated as of April 28, 1998 to
                            Indenture dated as of August 10, 1995 -- Senior Discount
                            Notes Due 2005 (incorporated by reference to Exhibit 4 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1998).
          4.6            -- Supplemental Indenture dated as of April 28, 1998 to
                            Indenture dated as of June 23, 1994 -- Senior Discount
                            Notes Due 2004 (incorporated by reference to Exhibit 4.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended March 31, 1998).
          4.7            -- Supplemental Indenture dated as of August 10, 1995
                            between American Telecasting, Inc. and First Trust
                            National Association, Trustee, supplementing and amending
                            the Indenture dated as of June 23, 1994 (incorporated by
                            reference to Exhibit 4.1 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995).
          4.8            -- Indenture dated as of June 23, 1994 between American
                            Telecasting, Inc. and First Trust National Association,
                            Trustee (incorporated by reference to Exhibit 4.2 to the
                            Company's Annual Report on Form 10-K for the period ended
                            December 31, 1994).
          4.9            -- Form of Senior Discount Note due 2004 (included within
                            Exhibits 4.7 and 4.8).
          4.10           -- Supplemental Warrant Agreement dated as of August 10,
                            1995 between American Telecasting, Inc. and First Union
                            National Bank of North Carolina, as warrant agent
                            (incorporated by reference to Exhibit 4.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended June 30, 1995).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          4.11           -- Warrant Agreement dated as of June 23, 1994 between
                            American Telecasting, Inc. and First Union National Bank
                            of North Carolina, as warrant agent (incorporated by
                            reference to Exhibit 4.4 to the Company's Annual Report
                            on Form 10-K for the period ended December 31, 1994).
          4.12           -- Form of Warrant (included within Exhibits 4.8 and 4.9).
          4.13           -- Collateral and Disbursement Agreement dated as of June
                            23, 1994 between First Trust National Association and
                            American Telecasting, Inc. (incorporated by reference to
                            Exhibit 4.3 to the Company's Annual Report on Form 10-K
                            for the period ended December 31, 1994).
          4.14           -- Indenture dated as of August 10, 1995 between American
                            Telecasting, Inc., as Issuer, and First Trust National
                            Association, as Trustee (incorporated by reference to
                            Exhibit 4.3 to the Company's Quarterly Report on Form
                            10-Q for the period ended June 30, 1995).
          4.15           -- Form of Senior Discount Note due 2005 (included within
                            Exhibit 4.12).
          4.16           -- Warrant Agreement dated as of August 10, 1995 between
                            American Telecasting, Inc. and First Union National Bank
                            of North Carolina, as warrant agent (incorporated by
                            reference to Exhibit 4.5 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995).
          4.17           -- Form of Warrant (included within Exhibit 4.14).
          4.18           -- Registration Rights Agreement dated as of August 10, 1995 by and among American Telecasting, Inc. and Dillon Read &
                            Co., Inc. and CS First Boston Corporation (incorporated
                            by reference to Exhibit 4.7 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995).
         10.1            -- Stock Purchase and Sale Agreement dated as of June 7,
                            1995 by and between Bruce Merrill and Virginia Merrill
                            and their successors in trust, as trustees of the Merrill
                            Revocable Trust dated August 20, 1982 and American
                            Telecasting, Inc. (incorporated by reference to Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1995).
         10.2            -- Standard Commercial Lease Agreement, dated as of
                            September 18, 1995, between Tech Center VI Associates,
                            L.P., as Lessor, and American Telecasting, Inc., as
                            Lessee (incorporated by reference to Exhibit 10.13 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995).
         10.3            -- Retention and Achievement Incentive Agreement with Robert
                            D. Hostetler (incorporated by reference to Exhibit 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1998).*
         10.4            -- Retention and Achievement Incentive Agreement with David
                            K. Sentman (incorporated by reference to Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1998).*
         10.5            -- Retention and Achievement Incentive Agreement with Terry
                            J. Holmes (incorporated by reference to Exhibit 10.3 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1998).*
         10.6            -- Retention and Achievement Incentive Agreement with Nasser
                            Sharabianlou (incorporated by reference to Exhibit 10.4
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1998).*
         10.7            -- Retention and Achievement Incentive Agreement with Bryan
                            H. Scott (incorporated by reference to Exhibit 10.5 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended June 30, 1998).*

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.8            -- Key Employee Retention Agreement (incorporated by
                            reference to Exhibit 10.6 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1998).*
         10.9            -- Key Employee Retention Agreement with Lee G. Haglund
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1998).*
         10.10           -- Employment Agreement effective as of July 1, 1997 between
                            American Telecasting, Inc. and Robert D. Hostetler
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997).*
         10.11           -- Employment Agreement effective as of July 1, 1998 between
                            American Telecasting, Inc. and Robert D. Hostetler
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1998).*
         10.12           -- Employment Agreement dated August 10, 1995 between
                            American Telecasting, Inc. and David K. Sentman
                            (incorporated by reference to Exhibit 10 to the Company's
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1995).*
         10.13           -- First amendment to Employment Agreement effective as of
                            September 9, 1997 between the Company and David K.
                            Sentman (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997.) *
         10.14           -- Second amendment to Employment Agreement effective as of
                            October 7, 1998 between American Telecasting, Inc. and
                            David K. Sentman (incorporated by reference to Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for
                            the period ended September 30, 1998).*
         10.15           -- Employment Agreement as of April 28, 1997 between
                            American Telecasting, Inc. and Terry J. Holmes
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended June 30, 1997).*
         10.16           -- Credit Agreement dated as of February 26, 1997, among
                            American Telecasting, Inc. and Banque Indosuez, New York
                            Branch, as Agent, and the lending institutions listed
                            therein (the "Banks"); related Option Agreement dated as
                            of February 26, 1997 among American Telecasting, Inc. and
                            Indosuez CM II, Inc.; related Bond Appreciation Rights
                            Certificate dated February 26, 1997; related Securities
                            Pledge Agreement dated as of February 26, 1997 in favor
                            of Banque Indosuez, New York Branch, as pledgee, assignee
                            and secured party, in its capacity as collateral agent
                            for the Banks; related Securities Pledge Agreement dated
                            as of February 26, 1997 made by American Telecasting of
                            Green Bay, Inc. in favor of Banque Indosuez, New York
                            Branch, as pledgee, assignee and secured party, in its
                            capacity as collateral agent for the Banks; related
                            General Security Agreement dated as of February 26, 1997
                            made by certain subsidiaries of American Telecasting,
                            Inc. in favor of Banque Indosuez, New York Branch, as
                            pledgee, assignee and secured party, in its capacity as
                            collateral agent for the Banks; related Registration
                            Rights Agreement dated as of February 26, 1997 among
                            American Telecasting, Inc. and the holders of the
                            warrants to purchase an aggregate of 141,667 shares of
                            the Class A Common Stock of American Telecasting, Inc.;
                            related Securities Pledge Agreement dated as of February
                            26, 1997 made by American Telecasting, Inc. in favor of
                            Banque Indosuez, New York Branch, as pledgee, assignee
                            and secured party, in its capacity as collateral agent
                            for the Banks (incorporated by reference to Exhibit 10.10
                            to the Company's Annual Report on Form 10-K for the
                            fiscal year ended December 31, 1996).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.17           -- Management Agreement dated as of June 28, 1996 between
                            Novner Enterprises, Inc. and American Telecasting of
                            Cincinnati, Inc. (incorporated by reference to Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1996).
         10.18           -- American Telecasting, Inc. 1990 Stock Option Program, As
                            Amended (Effective April 25, 1996) (incorporated by
                            reference to Exhibit 10.6 to the Company's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1996).*
         10.19           -- Form of Registration Rights Agreement between American
                            Telecasting, Inc. and Stockholder (incorporated by
                            reference to Exhibit 10.40 to the Company's Form S-1
                            Registration Statement filed on October 8, 1993).
         10.20           -- Asset Purchase Agreement dated as of March 18, 1997 by
                            and among BellSouth Corporation, BellSouth Wireless
                            Cable, Inc., American Telecasting of Central Florida,
                            Inc., American Telecasting Development, Inc., American
                            Telecasting of Fort Myers, Inc., American Telecasting of
                            Jacksonville, Inc., American Telecasting of Louisville,
                            Inc., and American Telecasting of Yuba City, Inc.
                            (incorporated by reference to Exhibit 10 to the Company's
                            Quarterly Report on Form 10-Q for the period ended March
                            31, 1997).
         11.1            -- Statement regarding computation of per share earnings.
         21.1            -- Subsidiaries of American Telecasting, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1996).
         27.1            -- Financial Data Schedule.

---------------

*  Indicates management agreement or compensatory plan or arrangement.