Form 10-Q
period 1999-03-31
AMERICAN TELECASTING INC/DE/
filed 1999-05-17
CIK 913271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999
                              --------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                              ----------------------------  --------------------

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

Registrant's telephone number, including area code: (719) 260 - 5533
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
    -----            -----

As of May 14, 1999, 25,847,256 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           AMERICAN TELECASTING, INC.

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
      December 31, 1998 and March 31, 1999........................................................................3

     Condensed Consolidated Statements of Operations -
      Three months ended March 31, 1998 and 1999..................................................................4

     Condensed Consolidated Statements of Cash Flows -
      Three months ended March 31, 1998 and 1999..................................................................5

     Notes to Condensed Consolidated Financial Statements.........................................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................12


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................................23

   Item 2.  Changes in Securities................................................................................24

Items 3-4.  Not Applicable

   Item 5.  Other Information....................................................................................24

   Item 6.  Exhibits and Reports on Form 8-K.....................................................................25

                         PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                                 December 31,    March 31,
                                                                                                    1998            1999
                                                                                                 ------------    ---------
                                                                                                                (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents..................................................................     $  11,155      $   9,007
  Trade accounts receivable, net ............................................................           971            940
  Prepaid expenses and other current assets .................................................         1,472          1,292
                                                                                                  ---------      ---------
              Total current assets ..........................................................        13,598         11,239
Property and equipment, net .................................................................        28,349         24,989
Deferred license and leased license acquisition costs, net ..................................        81,141         80,277
Restricted escrowed funds ...................................................................         1,828          1,846
Deferred financing costs, net ...............................................................         2,523          2,429
Other assets, net ...........................................................................           226            248
                                                                                                  ---------      ---------
               Total assets .................................................................     $ 127,665      $ 121,028
                                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses .....................................................     $  11,338      $  10,056
  Current portion of long-term obligations ..................................................           271            164
  Subscriber deposits .......................................................................           186            160
                                                                                                  ---------      ---------
         Total current liabilities ..........................................................        11,795         10,380
2004 Notes ..................................................................................       134,130        138,977
2005 Notes ..................................................................................       105,383        109,269
Other long-term obligations, net of current portion .........................................           527            191
                                                                                                  ---------      ---------
               Total liabilities ............................................................       251,835        258,817

COMMITMENTS AND CONTINGENCIES (see Note 4)

STOCKHOLDERS' DEFICIT:
Class A Common Stock, $.01 par value; 45,000,000 shares authorized; 25,743,607
  shares issued and outstanding .............................................................           257            257
Class B Common Stock, $.01 par value; 10,000,000 shares authorized; no shares
  issued and outstanding ....................................................................            --             --
Additional paid-in capital ..................................................................       189,413        189,710
Deferred compensation .......................................................................            --            (71)
Common Stock warrants .......................................................................        10,129         10,129
Accumulated deficit .........................................................................      (323,969)      (337,814)
                                                                                                  ---------      ---------
         Total stockholders' deficit ........................................................      (124,170)      (137,789)
                                                                                                  ---------      ---------
         Total liabilities and stockholders' deficit ........................................     $ 127,665      $ 121,028
                                                                                                  =========      =========




      See Accompanying Notes to Condensed Consolidated Financial Statements

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                 1998              1999
                                                             ------------      ------------
Revenues:
  Service and other ....................................     $     12,500      $     10,181
  Installation .........................................              213               118
                                                             ------------      ------------
Total revenues .........................................           12,713            10,299
Costs and expenses:
  Operating ............................................            7,762             6,507
  Marketing ............................................              701               106
  General and administrative ...........................            5,672             3,763
  Noncash compensation expense .........................               --               226
  Depreciation and amortization ........................            9,644             5,244
                                                             ------------      ------------
Total costs and expenses ...............................           23,779            15,846
Loss from operations ...................................          (11,066)           (5,547)
Interest expense .......................................          (10,975)           (8,837)
Interest income ........................................              471               231
Gain on disposition of wireless cable systems and
  assets................................................            3,219                --
Other income, net ......................................               81               308
                                                             ------------      ------------
Net loss ...............................................     $    (18,270)     $    (13,845)
                                                             ============      ============
Basic and diluted net loss per share ...................     $       (.71)     $       (.54)
                                                             ============      ============

Weighted average number of shares outstanding ..........       25,743,607        25,743,607
                                                             ============      ============




      See Accompanying Notes to Condensed Consolidated Financial Statements

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                  1998          1999
                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................     $(18,270)     $(13,845)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...........................................        9,644         5,244
  Amortization of debt discount and deferred financing costs ..............       10,956         8,829
  Bond appreciation rights ................................................          (45)           --
  Minority interest income ................................................         (138)         (325)
  Noncash compensation expense ............................................           --           226
  Gain on disposition of wireless cable systems and assets ................       (3,219)           --
  Other ...................................................................           62            32
  Changes in operating assets and liabilities .............................       (2,620)       (1,168)
                                                                                --------      --------
    Net cash used in operating activities .................................       (3,630)       (1,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment .......................................       (4,866)         (943)
Additions to deferred license and leased license acquisition costs ........       (1,871)          (80)
Proceeds from disposition of wireless cable systems and assets ............        4,377            --
Decrease in cash available for asset purchases and debt repayment .........        5,058            --
Net cash used in acquisitions .............................................       (1,672)           --
                                                                                --------      --------

   Net cash provided by (used in) investing activities ....................        1,026        (1,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable .......................................         (123)          (45)
Principal payments on capital lease obligations ...........................         (441)          (73)
                                                                                --------      --------
  Net cash used in financing activities ...................................         (564)         (118)
                                                                                --------      --------
Net decrease in cash and cash equivalents .................................       (3,168)       (2,148)
Cash and cash equivalents, beginning of period ............................        9,125        11,155
                                                                                --------      --------
Cash and cash equivalents, end of period ..................................     $  5,957      $  9,007
                                                                                ========      ========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BUSINESS DESCRIPTION

         History and Organization

                  American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service to residential and commercial subscribers. ATI and its subsidiaries are collectively referred to herein as the "Company." As of March 31, 1999, the Company owned and operated 32 wireless cable systems located throughout the United States (the "Developed Markets"). The Company also has wireless cable (microwave) frequency interests in 21 other U.S. markets (the "Undeveloped Markets").

         Pending Sprint Transaction

                  On April 26, 1999, the Company, DD Acquisition Corp. ("Acquisition"), a wholly owned subsidiary of Sprint Corporation, and Sprint Corporation ("Sprint") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Acquisition would be merged with and into ATI, with ATI being the surviving corporation of such merger (the "Merger"), upon the terms and subject to the conditions of the Merger Agreement. After the completion of the Merger, the Company will be wholly owned by Sprint.

                  At the effective time of the Merger, each outstanding share of ATI's Class A Common Stock, par value $.01 per share ("Common Stock"), would be converted into the right to receive $6.50 in cash. The consummation of the Merger is subject to certain conditions, including approval by the stockholders of ATI and the receipt of all necessary regulatory approvals. Pursuant to the Merger Agreement, ATI adopted a stockholder rights plan.

         Business Strategy

                  The Company's principal business strategy is to pursue implementation of a Wireless Broadband Access ("WBA") capability that it believes will eventually be the best use of the wireless cable spectrum. The Company believes that market, technological and regulatory developments are creating an opportunity for the current wireless cable spectrum to be used to serve future customers with fixed, two-way, high-speed data and telephony services. The Company is not presently offering any WBA services. A key element of the Company's principal business strategy has been to seek a relationship with a strategic partner who would benefit from this direct broadband "last mile" access and facilitate access to technology, markets, infrastructure and capital. Over recent years, the Company has engaged in discussions with a variety of potential strategic partners, including several telecommunications, software, Internet service providers and equipment companies, regarding the possibility of an investment in or business combination with the Company.

                  The Company's ability to introduce WBA services on a commercial basis to future customers depends on a number of factors, including the completion of the pending Merger with Sprint, the success of the Company's development efforts, competitive factors such as the introduction of new technologies, the availability of appropriate transmission and reception equipment on satisfactory terms, the expertise of the Company's management, and the Company's ability to obtain the necessary regulatory changes and approvals in a timely fashion. There is also uncertainty regarding the degree of subscriber demand for these services, especially at pricing levels at which the Company can achieve an attractive return on investment. Moreover, the Company expects that the market for any such services will be extremely competitive.

                  During the first quarter of 1999, the Company continued operating its Developed Markets principally as an analog video subscription television business and offering high-speed Internet service in three existing markets. The Company is continuing to manage its analog video business to maximize operating cash flow while pursuing its WBA business strategy, in part, by not investing the capital resources necessary to replace all subscribers who choose to stop receiving the Company's service ("Subscriber Churn").

         Going Concern  and Other Financial Matters

                  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to complete a strategic relationship such as the Merger with Sprint or some other strategic partner. If the Merger does not occur, without additional funding or financing the Company will not have the necessary unrestricted cash to meet its current obligations as they come due and will run out of unrestricted cash on or before December 31, 1999. In addition, the Company will require significant additional capital to fully implement its business strategy. To meet such capital requirements, the Company is dependent upon consummating a strategic relationship such as the Merger with Sprint or some other strategic partner, or securing other funding or financing.

                  Cash interest payments on the 2004 Notes and 2005 Notes are required to commence on December 15, 1999 and February 15, 2001, respectively. The aggregate interest payments on the 2004 Notes and the 2005 Notes are approximately $10.5 million, $21.0 million and $40.7 million in 1999, 2000 and 2001, respectively. If on September 30, 1999, the initial termination date of the Merger Agreement, the only condition to the closing of the Merger with Sprint remaining unfulfilled is the receipt of any required approval by the FCC, then Sprint will have the option to extend the termination date to December 31, 1999 by Sprint agreeing to loan to the Company up to $13 million in cash for the purpose, among other things, of paying interest due in December 1999 on the 2004 Notes. Interest would accrue on such loan at a rate of 10%.

                  The Merger would constitute a Change of Control as defined by the Indentures of the 2004 and 2005 Notes and would also initiate "Put Rights" for the 2004 Notes and "Call Rights" for the 2005 Notes (see
         Note 3).

         Antilles Transaction

                  On April 6, 1999, the Company entered into an agreement with Antilles Wireless, L.L.C. ("Antilles") to sell to Antilles the Company's wireless cable channel rights and operating assets in Billings, Montana, Grand Island, Nebraska and Rapid City, South Dakota for up to $6.2 million in cash. As of March 31, 1999, these markets represented approximately 142,000 estimated households in the service area and served approximately 8,700 subscribers. The transaction is contingent upon the grant by final order of the FCC of the assignment application for licenses owned and upon consents of channel lessors for licenses leased. The transaction is also subject to other customary closing conditions. The agreement will terminate if the transaction is not consummated by September 30, 1999. The purchase price is subject to a downward adjustment for expected decreases in subscriber levels prior to closing. At closing, the Company will receive the adjusted closing price less $500,000 which will be held in escrow for one year for satisfaction of any indemnification obligations.

         AESCO Systems Transaction

         On March 19, 1999, the Company entered into an agreement with AESCO Systems, Inc. ("AESCO") to acquire wireless cable channels in Portland, Oregon from AESCO for a fixed payment of $2.25 million plus a deferred payment based upon the price received in any further transfer of the channels within the next five years. In addition, the Company paid $250,000 on March 19, 1999 as consideration for a no-shop covenant. Payment of the $2.25 million fixed portion of the purchase price to AESCO is contingent upon the Company's closing of sale transactions of other wireless cable assets, other than the BellSouth Transaction (as defined below), for cumulative cash consideration of $5 million or more, and the FCC's grant by final order of the assignment application for the AESCO licenses. The agreement will terminate on March 15, 2000 if the transaction has not been completed.


         BellSouth Transaction

                  On March 18, 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless which provides for the sale of all of the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southeastern Assets") to BellSouth Wireless (the "BellSouth Transaction"). The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Naples, Sebring and Miami, Florida. Several closings have occurred under this agreement during 1997 and 1998. The Company completed the most recent closing on April 23, 1999 for cash consideration of approximately $2.7 million with respect to certain wireless cable channels in Louisville, Kentucky. Approximately $2.6 million will be recorded as a gain in the second quarter of 1999. The Company expects to receive the $1.8 million in escrow funds from the 1998 sale of the Lakeland Wireless system in July 1999 in the event no claims are made against the escrow. The Company may also close on wireless cable channels in Sebring and Naples, Florida prior to August 12, 1999, if all closing conditions are satisfied. There can be no assurance the closing conditions will be satisfied and that the transaction will close. Upon satisfaction of certain conditions, the Company may also become entitled to receive additional compensation for wireless cable channel rights in Miami, Florida previously assigned to BellSouth. The receipt of such additional compensation for the Miami rights is not subject to restrictions on the closing date. Under the terms of the BellSouth Agreement, if the additional closings occur with respect to Naples, Sebring and Miami, Florida, the total gross proceeds are expected to be less than $8 million. There can be no assurance that all such closing conditions will be satisfied or that further proceeds will be received from BellSouth Wireless.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Cash and Cash Equivalents

                  The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 1999, cash equivalents principally consisted of money market funds, commercial paper, federal government/agency debt securities, and other short-term, investment-grade, interest-bearing securities. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets.

         Restricted Escrowed Funds

                  Restricted escrowed funds as of March 31, 1999 and December 31, 1998 represent a twelve-month escrow related to the Lakeland Wireless system sale, which occurred on July 15, 1998. These funds will be released when the Company and BellSouth Wireless jointly submit an instruction to the escrow agent for the release of such funds.

         Net Loss Per Share

                  Basic and diluted net loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Options and warrants to purchase shares of Common Stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted loss per share amounts are identical.

         Stock Option Plan

                  The Company follows variable plan accounting on certain options repriced in April 1998 under its Stock Option Plan. Variable plan accounting requires that the Company record compensation expense if the market price of the Company's Common Stock exceeds the repriced exercise price of certain of the options. For the quarter ended March 31, 1999, the Company recorded compensation expense of approximately $226,000 related to vested stock options and a deferred compensation equity adjustment related to unvested stock options of approximately $71,000. The amount of compensation expense and deferred compensation was based upon the difference between the quoted value of the stock on March 31, 1999 and the applicable exercise price of certain options repriced in April 1998. If the quoted price of the stock in future periods is greater than the quoted price on March 31, 1999, the Company will incur additional compensation expense and deferred compensation equity adjustments related to these repriced options. Based upon the transaction price of $6.50 per Common Share with Sprint and the outstanding stock options as of March 31, 1999, the Company estimates that the incremental compensation expense and deferred compensation equity adjustments could be approximately $1 million and $300,000, respectively.

         New Accounting Pronouncements

                  The Company is required to adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" for fiscal years beginning after June 30, 1999.

3.       DEBT
                  Long-term debt at March 31, 1999 consisted of the following (in thousands):

         2004 Notes..............................................................................        $138,977
         2005 Notes..............................................................................         109,269
         Notes payable...........................................................................             173
         Capital leases..........................................................................             182
                                                                                                         --------
             Total...............................................................................         248,601
             Less current portion................................................................             164
                                                                                                         --------
             Long-term debt......................................................................        $248,437
                                                                                                         ========


                  During 1997, the Company entered into a twelve-month $17.0 million credit facility (the "Credit Facility") with a bank. At closing of the Credit Facility, the Company also delivered 4,500 bond appreciation rights ("BARs"). During 1997, the Credit Facility was repaid and terminated.

                  The BARs remain outstanding as of March 31, 1999. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The change in the value of each BAR, when it occurs, is reflected as interest expense in the accompanying financial statements as calculated by the difference between the market value of the 2004 Notes at the balance sheet date less $290. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an event of default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of each 2004 Note on the valuation date less $290. The net value of the BARs is payable to holders of the BARs in cash. As of March 31, 1999, the Company had no accrued liability associated with the BARs as the market price of the 2004 Notes was below $290. As of the date of this filing, the estimated liability of the Company in connection with the BARs is approximately $3.5 million.

                  Pursuant to the Merger Agreement, upon the written request of ATI, Sprint has agreed to loan funds to the Company, in an aggregate amount not to exceed $3.5 million, for the purpose of funding amounts required to be paid by ATI to the holders of ATI's BARs upon the exercise thereof. Interest will accrue on such loans at a rate of 10% per annum, and the aggregate principal amount of such loans, together with accrued interest thereon, will be due and payable on the first anniversary of any termination of the Merger Agreement; provided, that, if (i) the Company enters into an acquisition agreement related to an alternative transaction and (ii) the Merger Agreement is terminated by Sprint because ATI's Board withdrew, modified or changed in a manner adverse to Sprint or Acquisition its approval or recommendation of the Merger Agreement or the Merger with Sprint or recommended such alternative transaction or executed an agreement relating to such alternative transaction with a person or entity other than Sprint, Acquisition or their affiliates, then the entire principal amount of such loans, together with accrued interest thereon, will be due and payable upon demand as of the date of such termination. All such loans made to ATI will be secured by the outstanding capital stock of a subsidiary of ATI which holds rights to use licenses to provide wireless cable services to not less than 150,000 protected service area footprint households.

                  The Merger with Sprint, if consummated, will constitute a Change of Control as defined by the Indentures. A Change of Control gives each holder of the notes the right to require the Company to purchase all or part of such holder's notes ("Put Rights"). The purchase price is 101% of the Accreted Value of the notes on any repurchase date prior to June 15, 1999 (with respect to the 2004 Notes) or August 15, 2000 (with respect to the 2005 Notes). If purchased at later dates, the purchase price is 101% of the principal amount at stated maturity, plus any accrued and unpaid interest. With respect to the 2005 Notes, if the Change of Control occurs prior to August 15, 2000, the Company may elect to redeem all, but not less than all, of the 2005 notes at a redemption price equal to 100% of the accreted value plus a "Make-Whole-Premium" (the "Call Rights"). The Make-Whole Premium of a 2005 Note is the greater of (i) 1% of the outstanding accreted value of the note, or (ii) the excess of (A) the present value of the remaining interest, premium and principal payments due on the note as if it were redeemed on August 15, 2000, computed using a discount rate equal to the Treasury Rate plus 75 basis points, over (B) the outstanding accreted value of the note.

                  The 2004 Notes and 2005 Notes also have redemption privileges after June 15, 1999 and August 15, 2000, respectively, generally as a premium to the face amount of each note.

4.       COMMITMENTS AND CONTINGENCIES

         Litigation

                  The Company owns all the partnership interests in Fresno MMDS Associates ("FMA"). On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against FMA, the Company and others in an action entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telsat, Inc., an Indiana Corporation, et al., Superior Court of the State of California, Fresno, California. The complaint alleges that a channel lease agreement between FMA and the Fresno County school system has expired. The plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The parties have conducted substantial discovery. The Company removed the case to federal court in December 1998. Plaintiff filed a motion to remand the case to state court. The motion was granted. No trial date has been set in the case. The Company denies that the channel lease agreement has expired.
                  On or about October 13, 1998, Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982, filed a lawsuit against the Company entitled Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982 v. American Telecasting, Inc., in the United States District Court for the District of Colorado. The complaint alleges that the Company owes the plaintiffs $1,250,000 due on a note which matured on September 15, 1998. The plaintiffs seek payment of $1,250,000 plus attorney fees and interest. The Company has answered the complaint and denied any liability. Limited discovery has occurred and a trial preparation schedule has been ordered by the court.

                  The Company is occasionally a party to other legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

         Executive and Key Employee Retention Program

                  Effective July 1, 1998, the Board of Directors approved a Retention and Achievement Incentive Program ("Executive Program") for certain of its executive officers. Under the Executive Program, the executive officers of the Company are each eligible to receive cash retention payments of $40,000-$50,000 if such individuals remain in the Company's employment through June 30, 1999, or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments that are payable under the Executive Program are approximately $320,000. In addition, the Executive Program also provides for the payment of achievement incentives to certain of these executives if the average closing price of the Company's Common Stock is $2.00 per share or higher for the last 20 trading days of June 1999. One-half of the achievement incentives are payable if such average closing price is $2.00 per share or higher, and the full achievement incentives are payable if such average closing price per share is $3.00 per share or higher. If achievement incentives are payable, the first 40% of such incentives are payable by the Company in cash, and the remaining 60% may be paid in cash or Common Stock, or a combination thereof, at the discretion of the Company. Appropriate adjustments in the achievement incentives will be made to give effect to changes in the Common Stock resulting from subdivisions, consolidations or reclassifications of the Common Stock, the payment of dividends or other distributions by the Company (other than in the ordinary course of business), mergers, consolidations, combinations or similar transactions or other relevant changes in the capital of the Company. The maximum aggregate achievement payments that are payable under the Executive Program are approximately $910,000. The pending Merger with Sprint is likely to result in the distribution of the approximately $910,000 in achievement incentives. Certain executive officers covered under the Executive Program who do not have employment contracts with the Company have severance benefits ranging from nine to twelve months and total a maximum of approximately $320,000. Amounts payable under the Executive Program are independent of any obligations of the Company, including severance payments, under employment agreements or other bonus programs. The Executive Program is evidenced by agreements between the Company and each executive officer. No amounts have been paid by the Company under the Executive Program.

                  The Board of Directors also approved, effective July 1, 1998, a Retention Program ("Key Employee Program") for key employees (other than executive officers) as designated by the Chief Executive Officer. Under the Key Employee Program, certain key employees selected to date are each eligible to receive cash retention payments of $10,000-$30,000 if such individuals remain in the Company's employment through June 30, 1999, or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments presently payable under the Key Employee Program are approximately $280,000. In addition, the Key Employee Program offers severance benefits ranging from three to nine months of base salary to certain key employees in the event that their employment with the Company is terminated without cause on or before December 31, 1999. The maximum aggregate termination payments presently payable under the Key Employee Program are approximately $300,000. The Key Employee Program is evidenced by agreements between the Company and each key employee. Approximately $80,000 has been paid out to date under the Key Employee Program.

                  As of March 31, 1999, $450,000 was accrued for retention payments under the Executive Program and Key Employee Program. As of March 31, 1999, no amounts were accrued for achievement incentives under the Executive Program as the stock was trading below the achievement thresholds, and no amounts were accrued for severance benefits for the Executive Program and Key Employee Program. All amounts for the achievement incentives will be accrued by June 30, 1999.

                  The Board of Directors approved, effective as of July 1, 1999, an additional Retention Program ("1999 Key Employee Retention Program") for key employees, including certain executive officers, as approved by the Board of Directors. Under the 1999 Key Employee Retention Program, certain key employees selected to date will be eligible to receive cash retention payments of $10,000-$25,000 if such individuals remain in the Company's employment through June 30, 2000. The maximum aggregate retention payments presently payable under the 1999 Key Employee Retention Program is approximately $410,000. The 1999 Key Employee Retention Program does not offer any additional severance benefits beyond those provided under the Key Employee Program.

                  No retention, achievement incentives or termination payments are payable to any executive officer or key employee who voluntarily terminates employment with the Company or whose employment is terminated by the Company for cause.

                  The Board of Directors of the Company has authorized cash achievement bonuses payable upon the consummation of the Merger to Mr. Hostetler, Mr. Sentman, Mr. Holmes and certain other officers and employees to be selected by the board. The aggregate amount of payments which may be made under this program is a maximum of $2.5 million, which is based on the total transaction value of the Merger with Sprint. The Company has not yet determined the extent to which the anticipated payments to Messrs. Hostetler, Sentman and Holmes, or others, constitute "excess parachute payments" within the meaning of the Internal Revenue Code Section 280G. These costs will be fully accrued and expensed, on or before the date the Merger is closed.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  All statements contained in this filing and elsewhere (such as in reports, other filings with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management) that are not historical facts, including but not limited to statements regarding the pending Merger and the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of known and unknown risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results, performance, achievements, plans and objectives to differ materially are the following: a lack of sufficient capital to finance the Company's business strategy on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; the Company's inability to develop and implement new services such as wireless broadband access and high-speed Internet access; the Company's inability to obtain the necessary authorizations from the Federal Communications Commission for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; the failure to complete the Merger with Sprint or otherwise to attract strategic partners; general business and economic conditions; inexperience of management in deploying a wireless broadband access business; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any changes in events or circumstances or in the Company's expectations or results. Statements regarding parties other than the Company are based upon representations of such other parties.

         INTRODUCTION

                  On April 26, 1999, ATI, Acquisition and Sprint entered into an Agreement and Plan of Merger, pursuant to which Acquisition would be merged with and into ATI, with ATI being the surviving corporation of such Merger, upon the terms and subject to the conditions of the Merger Agreement. After the completion of the Merger, the Company would be wholly owned by Sprint.

                  At the effective time of the Merger, each outstanding share of the Company's Class A Common Stock would be converted into the right to receive $6.50 in cash. The consummation of the Merger is subject to certain conditions, including approval by the stockholders of ATI and the receipt of all necessary regulatory approvals. Pursuant to the Merger Agreement, ATI adopted a Stockholder Rights Plan (see Part II,
         Item 2). In accordance with the Merger Agreement, ATI will prepare and file a proxy statement to be mailed to stockholders in connection with calling a special meeting of the stockholders of ATI to vote on the Merger Agreement. In addition to stockholder approval, the Merger is subject to, among other conditions, the receipt of all necessary regulatory approvals, including approvals pursuant to the Communications Act of 1934, as amended, and the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. If the stockholders of ATI approve the Merger Agreement and the other closing conditions are timely met, the Merger is expected to close during the third quarter of 1999.

         Business Strategy

                   The Company's principal business strategy is to pursue implementation of a Wireless Broadband Access ("WBA") capability that it believes will eventually be the best use of the wireless cable spectrum. The Company believes that market, technological and regulatory developments are creating an opportunity for the current wireless cable spectrum to be used to serve future customers with fixed, two-way, high-speed data and telephony services. The Company is not presently offering any WBA services. A key element of the Company's principal business strategy has been to seek a relationship with a strategic partner who would benefit from this direct broadband "last mile" access and facilitate access to technology, markets, infrastructure and capital. Over recent years, the Company has engaged in discussions with a variety of potential strategic partners, including several telecommunications, software, Internet service providers and equipment companies, regarding the possibility of an investment in or business combination with the Company.

                  The Company's ability to introduce WBA services on a commercial basis to future customers depends on a number of factors, including the completion of the pending Merger with Sprint, the success of the Company's development efforts, competitive factors such as the introduction of new technologies, the availability of appropriate transmission and reception equipment on satisfactory terms, the expertise of the Company's management, and the Company's ability to obtain the necessary regulatory changes and approvals in a timely fashion. There is also uncertainty regarding the degree of subscriber demand for these services, especially at pricing levels at which the Company can achieve an attractive return on investment. Moreover, the Company expects that the market for any such services will be extremely competitive.

                  During the first quarter of 1999, the Company continued operating its Developed Markets principally as an analog video subscription television business and offering high-speed Internet service in three existing markets. The Company is continuing to manage its analog video business to maximize operating cash flow while pursuing its WBA business strategy, in part, by not investing the capital resources necessary to replace all subscribers who choose to stop receiving the Company's service ("Subscriber Churn"). As a result, the Company has not been increasing its analog video subscriber levels.

         Wireless Broadband Access Strategy

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

                  The third component of the WBA business strategy has been to enter into a relationship with one or more strategic partners that facilitates access to markets, technologies, products, capital and infrastructure. The consummation of the Merger with Sprint would achieve this third component.

                  The WBA business strategy has many risks and uncertainties, including but not limited to, not receiving the necessary FCC authorizations for two-way licenses upon terms acceptable to the Company, not having access to two-way equipment for wireless cable spectrum upon commercially acceptable terms, not having access to sufficient channel capacity upon commercially acceptable terms to operate the WBA business, not having sufficient capital resources to implement a WBA business strategy, not having sufficient capital resources to operate the current analog video subscription business or to meet the Company's obligations under its high-yield notes and not having the necessary management skill or human resources.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Sources and Uses of Funds

                  The Company currently estimates costs related to the pending Merger with Sprint to be approximately $9.4 million, consisting primarily of approximately $6.0 million in financial advisory, legal and other costs and approximately $3.4 million in employee achievement bonuses. The Company anticipates funding these costs from its existing unrestricted cash and investment balances, proceeds from additional closings under the BellSouth Agreement, if such closings occur, proceeds from other potential asset sales, and, if the Merger occurs, funding from Sprint.

                  If the Merger is not completed, the trading price of the Company's Common Stock could decline and costs incurred in connection with the Merger would negatively impact results from operations. In addition, costs incurred in connection with the Merger and a transaction termination fee of $11 million, if payable, would negatively impact results from operations. The consummation of the Merger is subject to the satisfaction or waiver of a number of conditions, several of which are beyond the control of the Company and Sprint. In addition, the parties to the Merger Agreement may terminate the Merger Agreement under certain circumstances. As a result, the Company can not be sure that the Merger will be completed on the terms set forth in the Merger Agreement, if at all.

                  The Company has outstanding 2004 Notes and 2005 Notes. Both the 2004 Notes and the 2005 Notes were issued pursuant to Indentures which contain certain restrictive covenants and limitations. Among other things, the Indentures limit the incurrence of additional debt, limit the making of restricted payments (as defined) including the declaration and/or payment of dividends, place limitations on certain other payments by ATI's subsidiaries, prohibit ATI and its subsidiaries from engaging in any business other than the transmission of video, voice and data and related businesses and services, and place limitations on liens, certain asset dispositions and merger/sale of assets activity.

                  The Indentures prohibit the Company from merging unless certain conditions are met. The conditions are (i) Either (a) the Company will be the surviving person, or (b) the merged entity is a United States corporation and it expressly assumes by a supplemental indenture all the obligations of the Company under the 2004 Notes and 2005 Notes and the Indentures; (ii) immediately after giving effect to the merger on a pro forma basis no default or event of default as described in the Indentures shall have occurred and be continuing; and
         (iii) the surviving entity, after giving effect to the merger on a pro forma basis, is able to incur additional debt (other than Permitted Debt, as defined in the Indentures) under the debt limitations in
         Section 1008, and the consolidated net worth of the surviving entity is equal to or greater than that of the Company immediately prior to the merger.

                  The Merger with Sprint, if consummated, will constitute a Change of Control as defined by the Indentures. A Change of Control gives each holder of the notes the right to require the Company to purchase all or part of such holder's notes ("Put Rights"). The purchase price is 101% of the Accreted Value of the notes on any repurchase date prior to June 15, 1999 (with respect to the 2004 Notes) or August 15, 2000 (with respect to the 2005 Notes). If purchased at later dates, the purchase price is 101% of the principal amount at stated maturity, plus any accrued and unpaid interest.

                  With respect to the 2005 Notes, if the Change of Control occurs prior to August 15, 2000, the Company may elect to redeem all, but not less than all, of the 2005 notes at a redemption price equal to 100% of the accreted value plus a "Make-Whole-Premium" (the "Call Rights"). The Make-Whole Premium of a 2005 Note is the greater of (i) 1% of the outstanding accreted value of the note, or (ii) the excess of
         (A) the present value of the remaining interest, premium and principal payments due on the note as if it were redeemed on August 15, 2000, computed using a discount rate equal to the Treasury Rate plus 75 basis points, over (B) the outstanding accreted value of the note.

                  In 1999, additional obligations for capital expenditures include purchases of channels and equipment for construction of channels pursuant to pre-existing commitments. Cash resources available to apply to the Company's cash obligations include existing cash and investment balances, proceeds from additional closings under the BellSouth Agreement, if such closings occur, and proceeds, if any, from other asset sales.

                  Cash interest payments on the 2004 Notes and 2005 Notes are required to commence on December 15, 1999 and February 15, 2001, respectively. The aggregate interest payments on the 2004 Notes and the 2005 Notes are approximately $10.5 million, $21.0 million and $40.7 million in 1999, 2000 and 2001, respectively. Pursuant to the Merger Agreement, either ATI or Sprint may terminate the Merger Agreement if on September 30, 1999 (or October 31, 1999 if the only condition to the closing of the Merger remaining unfulfilled is the receipt of any required approval by the FCC) (the "End Date"), the effective date of the Merger has not occurred, provided however, that Sprint has the option to extend the End Date to December 31, 1999 by delivering to the Company on or prior to September 30, 1999 a notice by which Sprint agrees to loan to the Company up to $13 million, in cash, for the purpose, among other things, of paying interest due in December 1999 on the 2004 Notes. Interest would accrue on such loan at a rate of 10% per annum, and the aggregate principal amount of such loan, together with accrued interest thereon, would be due and payable on the first anniversary of any termination of the Merger Agreement, provided, that, if (i) the Merger Agreement is terminated in accordance with the terms of the Merger Agreement (other than as a result of a breach of the Merger Agreement by Sprint or Acquisition) and (ii) the Company enters into an acquisition agreement related to an alternative transaction that would, if consummated in accordance with its terms, provide to the Company or the stockholders ATI a per share cash consideration equal to or greater than 90% of the consideration that would have been received in the Merger, then the entire principal amount of such loans, together with accrued interest thereon, would be due and payable upon demand as of the date of such termination. Any such loans made to the Company would be secured by the outstanding capital stock of a subsidiary of ATI which holds rights to use licenses to provide wireless cable services to not less than 500,000 protected service area footprint households with at least twenty multichannel multipoint distribution service and multipoint distribution service stations and at least twenty instructional television fixed service channels.

                  During 1997, the Company entered into a twelve-month $17.0 million credit facility (the "Credit Facility") with a bank. At closing of the Credit Facility, the Company delivered 4,500 BARs. During 1997, the Credit Facility was repaid and terminated.

                  The BARs remain outstanding as of March 31, 1999. Amounts payable in connection with the BARs are based upon the appreciation in price of $4.5 million face value of the Company's 2004 Notes. The change in the value of each BAR, when it occurs, is reflected as interest expense in the accompanying financial statements as calculated by the difference between the market value of the 2004 Notes at the balance sheet date less $290. The BARs are exercisable after the earlier of June 15, 1999 or the occurrence of an event of default under the 2004 Notes. The payment due upon exercise of each BAR is equal to the market price of each 2004 Note on the valuation date less $290. The net value of the BARs is payable to holders of the BARs in cash. As of March 31, 1999, the Company had no accrued liability associated with the BARs as the market price of the 2004 Notes was below $290. As of the date of this filing, the estimated liability of the Company in connection with the BARs is approximately $3.5 million.

                  Pursuant to the Merger Agreement, upon the written request of ATI, Sprint has agreed to loan funds to the Company, in an aggregate amount not to exceed $3.5 million, for the purpose of funding amounts required to be paid by ATI to the holders of ATI's BARs upon the exercise thereof. Interest will accrue on such loans at a rate of 10% per annum, and the aggregate principal amount of such loans, together with accrued interest thereon, will be due and payable on the first anniversary of any termination of the Merger Agreement; provided, that, if (i) the Company enters into an acquisition agreement related to an alternative transaction and (ii) the Merger Agreement is terminated by Sprint because ATI's Board withdrew, modified or changed in a manner adverse to Sprint or Acquisition its approval or recommendation of the Merger

         Agreement or the Merger with Sprint or recommended such alternative transaction or executed an agreement relating to such alternative transaction with a person or entity other than Sprint, Acquisition or their affiliates, then the entire principal amount of such loans, together with accrued interest thereon, will be due and payable upon demand as of the date of such termination. All such loans made to ATI will be secured by the outstanding capital stock of a subsidiary of ATI which holds rights to use licenses to provide wireless cable services to not less than 150,000 protected service area footprint households.

                  As a result of certain limitations contained in the Indentures relating to the 2004 Notes and the 2005 Notes, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million (approximately $355,000 of which had been utilized as of March 31, 1999). Although the Company had the ability under the Indentures to borrow an additional $17.1 million as of March 31, 1999, the Company does not presently intend to incur any additional bank or other borrowings other than the possible loans from Sprint, because its cash resources are sufficient to meet its near term cash requirements.

                  The Company has experienced negative cash flow from operations in each year since inception. Although certain of the Company's more established systems currently generate positive cash flow from operations, the sale of six operating systems to BellSouth Wireless since August 1997, and the Company's strategy to not replace all Subscriber Churn has resulted in a decline in revenue and operating cash flow. The Company expects this decline in revenue and cash flow to continue under the current wireless analog video operations. The Company's high-speed Internet access business, technology trials in Eugene, Oregon and Seattle, Washington, and activities associated with the pending Merger with Sprint also have been and are expected to continue to consume cash resources. Unless and until the Merger with Sprint is completed, the Company expects to utilize its current capital resources and the sale of assets to satisfy its working capital and capital expenditure needs.

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

                  The Company continues to assess the impact of the Year 2000 on its operations using internal staff. The Company is following a six step process to evaluate its state of readiness for Year 2000 compliance -- awareness, inventory, assessment, remediation, testing and risk management. To date, the Company has substantially completed its inventory/assessment phase with some remediation and testing taking place. The inventory/assessment phase includes the accounting software, subscriber management systems, headend equipment, Internet equipment, phone systems and network hardware and software servers. The Company implemented new accounting software during 1998 and the software has been certified as Year 2000 compliant by the vendor. The Company presently intends to modify its principal subscriber management system with a Year 2000 patch from the current vendor by approximately the end of the third quarter of 1999. The Company expects to test and implement this Year 2000 patch on or before the end of 1999.

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

         Executive and Key Employee Retention Program

                  Effective July 1, 1998, the Board of Directors approved a Retention and Achievement Incentive Program ("Executive Program") for certain of its executive officers. Under the Executive Program, the executive officers of the Company are each eligible to receive cash retention payments of $40,000-$50,000 if such individuals remain in the Company's employment through June 30, 1999, or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments that are payable under the Executive Program are approximately $320,000. In addition, the Executive Program also provides for the payment of achievement incentives to certain of these executives if the average closing price of the Company's Common Stock is $2.00 per share or higher for the last 20 trading days of June 1999. One-half of the achievement incentives are payable if such average closing price is $2.00 per share or higher, and the full achievement incentives are payable if such average closing price per share is $3.00 per share or higher. If achievement incentives are payable, the first 40% of such incentives are payable by the Company in cash, and the remaining 60% may be paid in cash or Common Stock, or a combination thereof, at the discretion of the Company. Appropriate adjustments in the achievement incentives will be made to give effect to changes in the Common Stock resulting from subdivisions, consolidations or reclassifications of the Common Stock, the payment of dividends or other distributions by the Company (other than in the ordinary course of business), mergers, consolidations, combinations or similar transactions or other relevant changes in the capital of the Company. The maximum aggregate achievement payments that are payable under the Executive Program are approximately $910,000. The pending Merger with Sprint is likely to result in the distribution of the approximately $910,000 in achievement incentives. Certain executive officers covered under the Executive Program who do not have employment contracts with the Company have severance benefits ranging from nine to twelve months and total a maximum of approximately $320,000. Amounts payable under the Executive Program are independent of any obligations of the Company, including severance payments, under employment agreements or other bonus programs. The Executive Program is evidenced by agreements between the Company and each executive officer. No amounts have been paid by the Company under the Executive Program.

                  The Board of Directors also approved, effective July 1, 1998, a Retention Program ("Key Employee Program") for key employees (other than executive officers) as designated by the Chief Executive Officer. Under the Key Employee Program, certain key employees selected to date are each eligible to receive cash retention payments of $10,000-$30,000 if such individuals remain in the Company's employment through June 30, 1999, or if the employment of such individuals with the Company is terminated by the Company without cause before June 30, 1999. The maximum aggregate retention payments presently payable under the Key Employee Program are approximately $280,000. In addition, the Key Employee Program offers severance benefits ranging from three to nine months of base salary to certain key employees in the event that their employment with the Company is terminated without cause on or before December 31, 1999. The maximum aggregate termination payments presently payable under the Key Employee Program are approximately $300,000. The Key Employee Program is evidenced by agreements between the Company and each key employee. Approximately $80,000 has been paid out to date under the Key Employee Program.

                  As of March 31, 1999, $450,000 was accrued for retention payments under the Executive Program and Key Employee Program. As of March 31, 1999, no amounts were accrued for achievement incentives under the Executive Program as the stock was trading below the achievement thresholds, and no amounts were accrued for severance benefits for the Executive Program and Key Employee Program. All amounts for the achievement incentives will be accrued by June 30, 1999.

                  The Board of Directors approved, effective as of July 1, 1999, an additional Retention Program ("1999 Key Employee Retention Program") for key employees, including certain executive officers, as approved by the Board of Directors. Under the 1999 Key Employee Retention Program, certain key employees selected to date will be eligible to receive cash retention payments of $10,000-$25,000 if such individuals remain in the Company's employment through June 30, 2000. The maximum aggregate retention payments presently payable under the 1999 Key Employee Retention Program is approximately $410,000. The 1999 Key Employee Retention Program does not offer any additional severance benefits beyond those provided under the Key Employee Program.

                  No retention, achievement incentives or termination payments are payable to any executive officer or key employee who voluntarily terminates employment with the Company or whose employment is terminated by the Company for cause.

                  The Board of Directors of the Company has authorized cash achievement bonuses payable upon the consummation of the Merger to Mr. Hostetler, Mr. Sentman, Mr. Holmes and certain other officers and employees to be selected by the board. The aggregate amount of payments which may be made under this program is a maximum of $2.5 million, which is based on the total transaction value of the Merger with Sprint. The Company has not yet determined the extent to which the anticipated payments to Messrs. Hostetler, Sentman and Holmes, or others, constitute "excess parachute payments" within the meaning of the Internal Revenue Code Section 280G. These costs will be fully accrued and expensed, on or before the date the Merger is closed.

         OTHER LIQUIDITY AND CAPITAL RESOURCES REQUIREMENTS AND LIMITATIONS

                  Both the 2004 Notes and the 2005 Notes were issued pursuant to Indentures which contain certain restrictive covenants and limitations. Among other things, the Indentures limit the incurrence of additional debt, limit the making of restricted payments (as defined) including the declaration and/or payment of dividends, place limitations on certain payments by the Company's subsidiaries, prohibit the Company and its subsidiaries from engaging in any business other than the transmission of video, voice and data and related businesses and services, and place limitations on liens, certain asset dispositions and merger/sale of assets activity.

                  Pursuant to certain restrictive covenants in the Indentures relating to the Company's 2004 Notes and 2005 Notes, Net Available Proceeds (as defined in the Indentures) from Asset Dispositions (as defined in the Indentures) from transactions other than BellSouth must be applied within 270 days of such closing: (1) first, to prepay or repay outstanding debt of the Company or any Restricted Subsidiary (as defined in the Indentures) to the extent the terms of the governing documents therefor require such prepayment (2) second, to the extent of any such Net Available Proceeds remaining after application thereof pursuant to item (1) above, to the acquisition of assets used in the transmission of video, voice and data and related businesses and services of the Company or a Restricted Subsidiary and (3) third, to the extent of any such Net Available Proceeds remaining after the application thereof pursuant to items (1) and (2) above, (i) first to prepay or repay all outstanding debt of the Company or any Restricted Subsidiary that prohibits purchases of the 2004 Notes or 2005 Notes and
         (ii) then, to the extent of any remaining Net Available Proceeds, to make an offer to purchase outstanding 2004 Notes and 2005 Notes at a purchase price equal to 100% of the accreted value thereof to any purchase date prior to maturity.

                  In May 1998, the Company received the consent of holders of the majority of outstanding 2004 Notes and 2005 Notes to amendments (the "Amendments") to certain provisions of the Indentures (the "Asset Disposition Covenants") which require that certain Net Available Proceeds from asset sales by the Company that were not used by the Company within 270 days following receipt to acquire certain new assets or to retire certain indebtedness be used to make a pro rata offer to purchase outstanding 2004 Notes and 2005 Notes at a purchase price equal to 100% of the accreted value thereof. The Amendments amended the Asset Disposition Covenants in the case of any and all Net Available Proceeds received by the Company from dispositions under the BellSouth Agreement that closed after May 7, 1998.

                  Pursuant to the Amendments, no later than 30 days after the aggregate amount of Net Available Proceeds from subsequent asset dispositions to BellSouth Wireless is greater than $5 million, the Company shall be obligated to utilize 57% of the amount of such Net Available Proceeds to make a subsequent required offer at a purchase price in cash equal to the greater of (i) $280.50 per $1,000 principal amount at maturity in the case of the 2004 Notes and $247.50 per $1,000 principal amount at maturity in the case of the 2005 Notes and (ii) the market value of such notes.

                  The 43% of the Net Available Proceeds not to be utilized for such required offer to purchase, as well as the amount of the 57% of Net Available Proceeds to be used to purchase 2004 Notes and 2005 Notes pursuant to such required offer that is in excess of the amount required to purchase the 2004 Notes and 2005 Notes tendered by holders thereof, (the "Unencumbered Net Available Proceeds") shall not be subject to any such tender obligation and shall be freely available for use by the Company as it deems appropriate. The Amendments do not restrict the Company from using Unencumbered Net Available Proceeds for the purchase or other retirement of 2004 Notes and 2005 Notes on such terms as it determines to be appropriate.

                  In March 1997, the Company entered into the BellSouth Agreement with BellSouth Corporation and BellSouth Wireless which provides for the sale of all of the Southeastern Assets to BellSouth Wireless. The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in

         Naples, Sebring and Miami, Florida. Several closings have occurred under this agreement during 1997 and 1998. The Company completed the most recent closing on April 23, 1999 for cash consideration of approximately $2.7 million with respect to certain wireless cable channels in Louisville, Kentucky. The Company expects to receive the $1.8 million in escrow funds from the 1998 sale of the Lakeland Wireless system in July 1999 in the event no claims are made against the escrow. The Company may also close on wireless cable channels in Sebring and Naples, Florida prior to August 12, 1999, if all closing conditions are satisfied. There can be no assurance the closing conditions will be satisfied and that the transaction will close. Upon satisfaction of certain conditions, the Company may also become entitled to receive additional compensation for wireless cable channel rights in Miami, Florida previously assigned to BellSouth. The receipt of such additional compensation for the Miami rights is not subject to restrictions on the closing date. Under the terms of the BellSouth Agreement, if the additional closings occur with respect to Naples, Sebring and Miami, Florida, the total gross proceeds are expected to be less than $8 million. There can be no assurance that all such closing conditions will be satisfied or that further proceeds will be received from BellSouth Wireless.

                  The aggregate proceeds from these BellSouth closings, and receipt of escrowed funds from a previous BellSouth closing, if they all occur, are anticipated to exceed $5 million. Once the aggregate proceeds from these closing exceeds $5 million, the Company will be required to make a tender offer for a portion of its outstanding 2004 Notes and 2005 Notes in accordance with the amended Indentures.

                  The Amendments do not apply to net proceeds that may be received from dispositions of assets that the Company may undertake other than pursuant to the BellSouth Agreement, and with respect to such proceeds the Asset Disposition Covenants remain in effect.

                  In April 1999, the Company entered into an agreement with Antilles to sell the Company's wireless cable channel rights and operating assets in Billings, Montana, Grand Island, Nebraska and Rapid City, South Dakota for up to $6.2 million in cash. As of March 31, 1999, these markets represented approximately 142,000 estimated households in the service area and served approximately 8,700 subscribers. The transaction is contingent upon the grant by final order of the FCC of the assignment application for licenses owned and upon consents of channel lessors for licenses leased. The transaction is also subject to other customary closing conditions. The agreement will terminate if the transaction is not consummated by September 30, 1999. The purchase price is subject to a downward adjustment for expected decreases in subscriber levels prior to closing. At closing, the Company will receive the adjusted closing price less $500,000 which will be held in escrow for one year for satisfaction of any indemnification obligations.

                  The Antilles transaction is not part of the BellSouth Agreement. As such, the proceeds from the sale of these assets is subject to certain restrictive covenants in the Indentures relating to the Company's 2004 Notes and 2005 Notes. Net Available Proceeds (as defined in the Indentures) from Asset Dispositions (as defined in the Indentures) from transactions other than BellSouth must be used in a tender offer for 2004 Notes and 2005 Notes at a purchase price equal to 100% of the accreted value thereof to any purchase date prior to maturity unless applied within 270 days of such closing: (1) first, to prepay or repay outstanding debt of the Company or any Restricted Subsidiary (as defined) to the extent the terms of the governing documents therefore require such prepayment (2) second, to the extent of any such Net Available Proceeds remaining after application thereof pursuant to item (1) above, to the acquisition of assets used in the transmission of video, voice and data and related businesses and services of the Company or a Restricted Subsidiary and (3) third, to the extent of any such Net Available Proceeds remaining after the application thereof pursuant to items (1) and (2) above, to prepay or repay all outstanding debt of the Company or any Restricted Subsidiary that prohibits purchases of the 2004 Notes or 2005.

                  In March 1999, the Company entered into the AESCO agreement to acquire wireless cable channels in Portland, Oregon from AESCO for a fixed payment of $2.25 million plus a deferred payment based upon the price received in any further transfer of the channels within the next five years. In addition, the Company paid $250,000 on March 19, 1999 as consideration for a no-shop covenant. Payment of the

         $2.25 million fixed portion of the purchase price to AESCO is contingent upon the Company's closing of sale transactions of other wireless cable assets other than the BellSouth Transaction for cumulative cash consideration of $5 million or more, and the FCC's grant by final order of the assignment application for the AESCO licenses. The agreement will terminate on March 15, 2000 if the transaction has not been completed.

                  The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the three months ended March 31, 1999 and 1998 were approximately $1.0 million and $4.9 million, respectively.

         RESULTS OF OPERATIONS

         Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

                  Service revenues decreased $2.3 million, or 18.6%, for the three months ended March 31, 1999 to $10.2 million, as compared to $12.5 million during the same period of 1998. The decrease in service revenues was primarily attributable to the loss of approximately 22,000 subscribers as a result of the Company's strategy to not replace all of those customers who chose to stop receiving the Company's services ("Subscriber Churn"). Approximately $712,000 of the decrease is attributable to the sale of the Lakeland, Florida wireless system to BellSouth Wireless in July of 1998. The number of subscribers to the Company's wireless cable systems decreased to 102,400 at March 31, 1999, compared to 107,000 at December 31, 1998 and 133,700 at March 31, 1998 (which included approximately 8,900 subscribers in the Lakeland, Florida operating system sold to BellSouth Wireless in July 1998). For the comparative period, subscribers decreased approximately 23.4%. Internet access revenues were negligible in the first quarters of 1998 and 1999.

                  On a "same system" basis (comparing systems that were operational for all of each of the three-month periods ended March 31, 1999 and 1998), service revenues decreased approximately $1.5 million, or 13.5%, to $9.9 million, as compared to $11.4 million for the three-month period ended March 31, 1998. Same systems during these periods totaled 32 systems. Revenue from Internet operations in Denver and Portland are excluded from the analysis because these operations were launched in the second quarter of 1998. The revenues from the Company's Lakeland, Florida, hardwire and wireless cable television systems were omitted from both periods because the systems were sold by the Company during the first and second quarters, respectively. The ending number of subscribers in these same systems decreased approximately 17.9% for the three months ended March 31, 1999, as compared to the same period of 1998.

                  Installation revenues for the three months ended March 31, 1999 totaled $118,000, compared to $213,000 during the same period of 1998. The decrease in installation revenues of approximately $95,000, or 44.6%, was primarily the net result of fewer subscriber installations because a portion of normal Subscriber Churn was not replaced.

                  Operating expenses, principally programming, site costs and other direct expenses, aggregated $6.5 million (or 63.2% of total revenues) during the three months ended March 31, 1999, compared to $7.8 million (or 61.0% of total revenues) during the same period of 1998. The decrease of approximately $1.3 million was primarily attributable to the sale of the Lakeland, Florida systems, decreased subscriber levels, and a reduction in the number of employees. Programming expense, as a percent of service revenues, was 34.6% for the period ended March 31, 1999 compared to 35.6% for the period ended March 31, 1998.

                  Marketing and selling expenses totaled $106,000 (or 1.0% of total revenues) during the three months ended March 31, 1999, compared to $701,000 (or 5.5% of total revenues) during the same period of 1998. The decrease of approximately $595,000 was attributable to the Company's continued strategy to replace some, but not all of its Subscriber Churn.

                  General and administrative expenses were $4.0 million (approximately 38.7% of total revenues) for the three months ended March 31, 1999, compared to $5.7 million (approximately 44.6% of total revenues) for the 1998 period. General and administrative expenses decreased approximately $1.7 million. The expense decreased principally because of reduced legal expenses related to litigation with Fresno Telsat, Inc., lower salary costs resulting from a reduction in the number of employees, and decreased expenses related to the technology trials conducted by the Company in Eugene, Oregon and Seattle, Washington.

                    The Company is following variable plan accounting on certain options repriced in April 1998 which requires that the Company record compensation expense if the quoted value of the stock exceeds the repriced exercise price of the options. For the quarter ended March 31, 1999, the Company recorded compensation expense of approximately $226,000 related to vested stock options. If the quoted price of the stock in future periods is greater than the quoted price on March 31, 1999, the Company will incur additional compensation expense related to these repriced options. Based upon the transaction price of $6.50 per Common Share with Sprint and the outstanding stock options as of March 31, 1999, the Company estimates that the incremental compensation expense could be approximately $1 million.

                  The Company's loss before interest, taxes, depreciation and amortization was $303,000 for the three months ended March 31, 1999, as compared to a loss of $1.4 million during the same period of 1998. The reduction of losses is predominantly related to decreased marketing and general administrative costs, offset, in part, by decreased revenues.

                  Depreciation and amortization expenses decreased approximately $4.4 million to $5.2 million for the quarter ended March 31, 1999 compared to $9.6 million for the first quarter of 1998. The decrease reflects the effects of the Company's decreased depreciable asset base resulting from an impairment adjustment of $52.4 million in the fourth quarter of 1998.

                  Interest expense decreased $2.1 million during the quarter ended March 31, 1999 to $8.8 million, as compared to $11.0 million during the same period of 1998. The Company reduced the outstanding debt balance on its 2004 Notes and 2005 Notes during 1998 through two tender offers. The lower debt levels resulted in decreased noncash interest charges associated with the Company's 2004 Notes and 2005 Notes.


         PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  The Company owns all the partnership interests in Fresno MMDS Associates ("FMA"). On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against FMA, the Company and others in an action entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telsat, Inc., an Indiana Corporation, et al., Superior Court of the State of California, Fresno, California. The complaint alleges that a channel lease agreement between FMA and the Fresno County school system has expired. The plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The parties have conducted substantial discovery. The Company removed the case to federal court in December 1998. Plaintiff filed a motion to remand the case to state court. The motion was granted. No trial date is set in the case. The Company denies that the channel lease agreement has expired.

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


         ITEM 2.  CHANGES IN SECURITIES

                  Under the Stockholder Rights Plan, preferred stock purchase rights were distributed as a dividend at the rate of one right (a "Right") for each share of Common Stock outstanding as of the close of business on May 10, 1999. Each Right entitles the holder to purchase from ATI one one-hundredth of a share of Series A Junior Participating Preferred Stock of ATI at an exercise price of $27. The Rights will expire on the earlier of April 30, 2009 and the completion of the Merger.

                  The Rights are not exercisable unless a person or group acquires, or announces the intent to acquire, beneficial ownership of 15% or more of outstanding Common Stock. The Rights are redeemable for $.001 per Right at the option of the Board of Directors at any time prior to the close of business on the tenth business day after the announcement that a person or group has acquired, or intends to acquire, beneficial ownership of 15% or more of outstanding Common Stock. Prior to the date upon which the rights would become exercisable under the Stockholder Rights Plan, ATI's outstanding stock certificates represent both the shares of Common Stock and the Rights, and the Rights trade only with the shares of Common Stock.

                  Generally, if the Rights become exercisable by virtue of a person or group acquiring beneficial ownership of 15% or more of ATI's Common Stock, then each stockholder, other than the acquirer, is entitled to purchase, for the exercise price, that number of shares of Common Stock that, at the time of the transaction, will have a market value of two times the exercise price of the Rights. In addition, if, after the Rights become exercisable, the Company is acquired in a Merger or other business combination, or 50% or more of its assets or earning power are sold, each Right will entitle the holder to purchase, at the exercise price of the Rights, that number of shares of common stock of the acquiring company that, at the time of the transaction, will have a market value of two times the exercise price of the Rights.

                  The Stockholder Rights Plan contains provisions which permit Sprint and Acquisition to acquire beneficial ownership of 15% or more of the ATI's Common Stock; provided, that such shares are acquired pursuant to the Merger and the transactions contemplated by the Voting Agreements.

         ITEM 5.  OTHER INFORMATION

                  None

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

              3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of American Telecasting Inc.

              4 Rights Agreement, dated as of April 26, 1999, between American Telecasting Inc. and First Union National Bank, as Rights Agent, which includes as Exhibit A the Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock and as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company's Form 8-A filed May 3, 1999).

             10 Asset Purchase Agreement dated as of March 19, 1999 by and among AESCO Systems, Inc., American Telecasting of Portland, Inc., and American Telecasting, Inc.

             27     Financial Data Schedule (filed only electronically with the
                    SEC).

         (b)      Reports on Form 8-K.

                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN TELECASTING, INC.



Date:          May 17, 1999             By: /s/ David K. Sentman
          ---------------------             ------------------------------------
                                            David K. Sentman
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)


Date:          May 17, 1999             By: /s/ Fred C. Pattin Jr.
          ---------------------             ------------------------------------
                                            Fred C. Pattin Jr.
                                            Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX


  Exhibit                          Description
  -------                          -----------

     3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of American Telecasting Inc.

     4 Rights Agreement, dated as of April 26, 1999, between American Telecasting Inc. and First Union National Bank, as Rights Agent, which includes as Exhibit A the Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock and as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Company's Form 8-A filed May 3, 1999).

    10 Asset Purchase Agreement dated as of March 19, 1999 by and among AESCO Systems, Inc., American Telecasting of Portland, Inc., and American Telecasting, Inc.

    27     Financial Data Schedule (filed only electronically with the SEC).