Form 10-Q
period 1999-06-30
AMERICAN TELECASTING INC/DE/
filed 1999-08-13
CIK 913271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                June 30, 1999
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                              -------------------------  ----------------------
Commission File Number :

                                     0-23008
--------------------------------------------------------------------------------


                           AMERICAN TELECASTING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            54-1486988
------------------------------------------------        -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                              Identification No.)


  5575 Tech Center Drive, Colorado Springs, CO                   80919
------------------------------------------------        -----------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (719) 260-5533
                                                        -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No
      -----            -----

As of August 10, 1999, 25,847,573 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                           AMERICAN TELECASTING, INC.

                                      INDEX


                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets -
     December 31, 1998 and June 30, 1999........................................................................3

    Condensed Consolidated Statements of Operations -
     Three months ended June 30, 1998 and 1999 and the Six months ended June 30, 1998 and 1999..................4

    Condensed Consolidated Statements of Cash Flows -
     Six months ended June 30, 1998 and 1999....................................................................5

    Notes to Condensed Consolidated Financial Statements........................................................6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............13


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings...................................................................................24

  Item 2.  Changes in Securities...............................................................................25

  Item 3.  Not applicable

  Item 4.  Submission of Matters to a Vote of Security Holders.................................................26

  Item 5.  Not applicable

  Item 6.  Exhibits and Reports on Form 8-K....................................................................27

                         PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                       December 31,         June 30,
                                                                           1998               1999
                                                                        -----------        -----------
                                                                                           (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents ......................................       $    11,155        $     8,819
 Trade accounts receivable, net .................................               971                859
 Prepaid expenses and other current assets ......................             1,472              2,099
                                                                        -----------        -----------
        Total current assets ....................................            13,598             11,777
Property and equipment, net .....................................            28,349             20,803
Deferred license and leased license acquisition costs, net ......            81,141             78,787
Cash available for debt repayment ...............................                --              1,523
Restricted escrowed funds .......................................             1,828              1,865
Deferred financing costs, net ...................................             2,523              2,334
Other assets, net ...............................................               226                219
                                                                        -----------        -----------
        Total assets ............................................       $   127,665        $   117,308
                                                                        ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
 Accounts payable and accrued expenses ..........................       $    11,338        $    11,946
 Current portion of long-term obligations .......................               271              1,277
 Subscriber deposits ............................................               186                148
                                                                        -----------        -----------
        Total current liabilities ...............................            11,795             13,371
2004 Notes ......................................................           134,130            143,040
2005 Notes ......................................................           105,383            113,376
Other long-term obligations, net of current portion .............               527              3,692
                                                                        -----------        -----------
        Total liabilities .......................................           251,835            273,479

COMMITMENTS AND CONTINGENCIES (see Note 4)

STOCKHOLDERS' DEFICIT:
Class A Common Stock, $.01 par value; 45,000,000 shares
 authorized; 25,743,607 and 25,847,573 shares issued and
 outstanding, respectively ......................................               257                259
Class B Common Stock, $.01 par value; 10,000,000 shares
 authorized; no shares issued and outstanding ...................                --                 --
Additional paid-in capital ......................................           189,413            195,197
Deferred compensation ...........................................                --               (153)
Common Stock warrants ...........................................            10,129              5,479
Accumulated deficit .............................................          (323,969)          (356,953)
                                                                        -----------        -----------
        Total stockholders' deficit .............................          (124,170)          (156,171)
                                                                        -----------        -----------
        Total liabilities and stockholders' deficit .............       $   127,665        $   117,308
                                                                        ===========        ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except shares and per share amounts)
                                   (Unaudited)


                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                                June 30,
                                                         1998               1999                1998                1999
                                                     ------------        ------------        ------------        ------------
Revenues:
  Service and other ..........................       $     12,456        $      9,531        $     24,956        $     19,712
  Installation ...............................                236                 135                 457                 253
                                                     ------------        ------------        ------------        ------------
Total revenues ...............................             12,692               9,666              25,413              19,965
Costs and expenses:
  Operating ..................................              8,027               6,581              15,797              13,088
  Marketing ..................................                708                  85               1,409                 191
  General and administrative .................              5,664               5,882              11,336               9,645
  Noncash compensation expense ...............                 --                 657                  --                 883
  Depreciation and amortization ..............             10,375               6,177              20,019              11,421
                                                     ------------        ------------        ------------        ------------
Total costs and expenses .....................             24,774              19,382              48,483              35,228
                                                     ------------        ------------        ------------        ------------
Loss from operations .........................            (12,082)             (9,716)            (23,148)            (15,263)
Interest expense .............................            (10,301)            (12,648)            (21,276)            (21,485)
Interest income ..............................                615                 322               1,086                 553
Gain on disposition of wireless cable systems
 and assets ..................................                 --               2,772               3,219               2,772
Other (expense) income, net ..................                (39)                131                  42                 439
                                                     ------------        ------------        ------------        ------------
Loss before extraordinary item ...............            (21,807)            (19,139)            (40,077)            (32,984)
Extraordinary gain on extinguishment of debt .             37,011                  --              37,011                  --
                                                     ------------        ------------        ------------        ------------
Net income (loss) ............................       $     15,204        $    (19,139)       $     (3,066)       $    (32,984)
                                                     ============        ============        ============        ============

Basic and diluted net income (loss) per share:
  Loss per share before extraordinary gain on
    extinguishment of debt ...................       $       (.85)       $       (.74)       $      (1.56)       $      (1.28)
  Income per share from extraordinary gain on
    Extinguishment of debt ...................               1.44                  --                1.44                  --
                                                     ------------        ------------        ------------        ------------
  Net income (loss) per share ................       $        .59        $       (.74)       $       (.12)       $      (1.28)
                                                     ============        ============        ============        ============

Weighted average number of shares outstanding          25,743,607          25,829,240          25,743,607          25,785,613
                                                     ============        ============        ============        ============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   ------------------------
                                                                                     1998            1999
                                                                                   --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................       $ (3,066)       $(32,984)
Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on bond tender offer ................................................        (37,011)             --
  Depreciation and amortization ............................................         20,019          11,421
  Amortization of debt discount and deferred financing costs ...............         21,191          17,094
  Bond appreciation rights .................................................           (246)          3,500
  Minority interest income .................................................            (45)           (325)
  Noncash compensation expense .............................................             --             883
  Gain on disposition of wireless cable systems and assets .................         (3,219)         (2,772)
  Other ....................................................................            203             (72)
  Changes in operating assets and liabilities ..............................           (362)          1,653
                                                                                   --------        --------
    Net cash used in operating activities ..................................         (2,536)         (1,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ........................................         (9,133)         (1,363)
Additions to deferred license and leased license acquisition costs .........         (3,234)           (401)
Proceeds from disposition of wireless cable systems and assets .............          4,377           3,071
Decrease (increase) of cash available for asset purchases and debt
    repayment...............................................................         31,658          (1,523)
Increase in restricted escrowed funds.......................................            (79)             --
Net cash used in acquisitions ..............................................         (2,122)             --
                                                                                   --------        --------
    Net cash provided by (used in) investing activities ....................         21,467            (216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan for payment of bond appreciation rights .........             --           3,500
Payment of bond appreciation rights ........................................             --          (3,500)
Cash used in bond tender offer  ............................................        (17,593)             --
Principal payments on notes payable ........................................           (407)           (406)
Principal payments on capital lease obligations ............................           (618)           (112)
                                                                                   --------        --------
   Net cash used in financing activities ...................................        (18,618)           (518)
                                                                                   --------        --------
Net increase (decrease) in cash and cash equivalents .......................            313          (2,336)
Cash and cash equivalents, beginning of period .............................          9,125          11,155
                                                                                   --------        --------
Cash and cash equivalents, end of period ...................................       $  9,438        $  8,819
                                                                                   ========        ========

Supplemental Disclosures of Cash Flow Information:

     A note payable obligation of approximately $652,000 was incurred in the second quarter of 1999 when the Company renewed its property and casualty insurance for the policy year. The 1998 renewal of property and casualty insurance was not financed.

     Cash interest paid for the six months ending June 30, 1998 and June 30, 1999 were approximately $85,000 and $3.5 million, respectively.

     See Accompanying Notes to Condensed Consolidated Financial Statements

                   AMERICAN TELECASTING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BUSINESS DESCRIPTION

         History and Organization

               American Telecasting, Inc. ("ATI") owns and operates a network of wireless cable television systems providing subscription television service to residential and commercial subscribers. ATI and its subsidiaries are collectively referred to herein as the "Company." As of June 30, 1999, the Company owned and operated 32 wireless cable systems located throughout the United States (the "Developed Markets"). The Company also has wireless cable (microwave) frequency interests in 21 other U.S. markets (the "Undeveloped Markets").

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

               At the effective time of the Merger, each outstanding share of the Company's Class A Common Stock will be converted into the right to receive $6.50 in cash. In conjunction with the merger, ATI adopted the Stockholder Rights Plan. Under the Stockholder Rights Plan, preferred stock purchase rights were distributed as a dividend at the rate of one right ("Right") for each share of Common Stock outstanding as of the close of business on May 10, 1999. Each Right entitles the holder to purchase from ATI, under certain conditions, one one-hundredth of a share of Series A Junior Participating Preferred Stock of ATI at an exercise price of $27. The Rights will expire on the earlier of the completion of the Merger or April 30, 2009.

               The Rights are not exercisable unless a person or group acquires, or announces the intent to acquire, beneficial ownership of 15% or more of outstanding Common Stock. Prior to the date upon which the rights would become exercisable under the Stockholder Rights Plan, ATI's outstanding stock certificates represent both the shares of Common Stock and the Rights, and the Rights trade only with the shares of Common Stock. Generally, if the Rights become exercisable because a person or group acquiring beneficial ownership of 15% or more of ATI's Common Stock, then each stockholder, other than the acquirer, is entitled to purchase, for the exercise price, that number of shares of Common Stock that, at the time of the transaction, will have a market value of two times the exercise price of the Rights. In addition, if, after the Rights become exercisable, the Company is acquired in a Merger or other business combination, or 50% or more of its assets or earning power are sold, each Right will entitle the holder to purchase, at the exercise price of the Rights, that number of shares of common stock of the acquiring company that, at the time of the transaction, will have a market value of two times the exercise price of the Rights.

               The consummation of the Merger is subject to certain conditions, including approval by the stockholders of ATI, satisfaction of the Hart-Scott-Rodino Antitrust Improvements Act waiting period and grant of applications from the Federal Communications Commission ("FCC") approving the transfer of control of FCC authorizations. On June 1, 1999, the Federal Trade Commission granted early termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. On June 25, 1999, stockholders of the Company approved the Company's proposed acquisition by Sprint Corporation.

               Completion of the Merger remains subject to the grant of applications from the FCC approving the transfer of control of FCC authorizations. Applications for the necessary approvals for the proposed transfer of control of the Company to Sprint have been filed with the FCC and placed on public notice. One petition to deny certain of those applications was filed and all responsive pleadings have been submitted. The FCC is in the process of reviewing those pleadings and is expected to rule on the Petition and the applications. The Company cannot predict when the FCC will issue its rulings.

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

               During the second quarter of 1999, the Company continued operating its Developed Markets principally as an analog video subscription television business and offering high-speed Internet service in three existing markets. The Company is continuing to manage its analog video business to maximize operating cash flow while pursuing its WBA business strategy, in part, by not investing the capital resources necessary to replace all subscribers who choose to stop receiving the Company's service.

         Going Concern and Other Financial Matters

               The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to complete a strategic relationship such as the Merger with Sprint. If the Merger does not occur, without additional funding or financing the Company will not have the necessary unrestricted cash to meet its current obligations as they come due and will run out of unrestricted cash on or before December 31, 1999. In addition, the Company will require significant additional capital to fully implement its business strategy. To meet such capital requirements, the Company is dependent upon consummating a strategic relationship such as the Merger with Sprint, or securing other funding or financing.

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

         Antilles Transaction

               On August 12, 1999, the Company completed the sale of its wireless cable channel rights and operating assets in Billings, Montana, Grand Island, Nebraska and Rapid City, South Dakota to Antilles Wireless, L.L.C. for approximately $5.6 million in cash, of which $500,000 was placed in escrow for one year for satisfaction of any indemnification obligations. As of June 30, 1999, these markets represented approximately 142,000 estimated households in the service area and served approximately 8,500 subscribers. For the six months ended June 30, 1999, these systems generated revenues of approximately $1.7 million.

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

         BellSouth Transaction

               On March 18, 1997, the Company entered into a definitive agreement (the "BellSouth Agreement") with BellSouth Corporation and BellSouth Wireless which provides for the sale of all of the Company's Florida and Louisville, Kentucky wireless cable assets (the "Southeastern Assets") to BellSouth Wireless (the "BellSouth Transaction"). The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Naples, Sebring and Miami, Florida. Closings have occurred under this agreement during 1997, 1998 and 1999. The Company completed the most recent closing on April 23, 1999 for cash consideration of approximately $2.7 million for certain wireless cable channels in Louisville, Kentucky. Approximately $2.6 million was recorded as a gain in the second quarter of 1999. During July 1999, the Company received approximately $1.9 million in escrow funds from the sale of the Lakeland Wireless system completed in July 1998. Additional closings may occur for the Naples, Sebring and Miami, Florida markets. The Company estimates the total gross proceeds from such closings will not exceed $8 million. There can be no assurance that all such closing conditions will be satisfied or that further proceeds will be received from BellSouth Wireless.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Cash and Cash Equivalents

               The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 1999, cash equivalents principally consisted of money market funds, commercial paper, federal government/agency debt securities, and other short-term, investment-grade, interest-bearing securities. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of those assets.

         Restricted Escrowed Funds

               Restricted escrowed funds as of June 30, 1999 and December 31, 1998 represent a twelve-month escrow related to the Lakeland Wireless system sale, which occurred on July 15, 1998. These funds were released to the Company in July 1999.

         Cash available for Debt Repayment

               Cash available for debt repayment represents 57% of the cash proceeds received from the closing on the BellSouth Transaction completed in April, 1999. During 1998 the Asset Disposition Covenants of the 2004 Notes and 2005 Notes were amended for asset sales under the BellSouth Agreement. Under the amended covenants, once the aggregate cash proceeds from asset sales under the BellSouth Agreement equal or exceed $5 million, the Company is obligated to utilize 57% of the cash proceeds to make an offer to purchase the outstanding Notes.

         Net Income (Loss) Per Share

               Basic and diluted net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Options and warrants to purchase shares of Common Stock were not included in the computation of loss per share as the effect would be antidilutive. As a result, the basic and diluted income (loss) per share amounts are identical.

         Stock Option Plan

               The Company follows variable plan accounting on certain options repriced in April 1998 under its Stock Option Plan. Variable plan accounting requires that the Company record compensation expense if the market price of the Company's Common Stock exceeds the repriced exercise price of certain of the options. For the six months ended June 30, 1999, the Company recorded compensation expense of approximately $883,000 related to vested stock options and a deferred compensation equity adjustment related to unvested stock options of approximately $153,000. The amount of compensation expense and deferred compensation was based upon the difference between the quoted value of the stock on June 30, 1999, and the applicable exercise price of certain options repriced in April 1998. If the price of the common stock in future periods is greater than the price on June 30, 1999, the Company will incur additional compensation expense and deferred compensation equity adjustments related to these repriced options. Based upon the transaction price of $6.50 per Common Share with Sprint and the outstanding stock options as of June 30 1999, the Company estimates that incremental compensation expense of approximately $472,000 could be incurred, assuming the Company vests all remaining unvested options as part of the Merger with Sprint.

         Reclassifications

               Certain amounts from the prior year's consolidated financial statements have been reclassified to conform with the 1999 presentation.

3.       DEBT
             Long-term debt at June 30, 1999 consisted of the following (in thousands):


         2004 Notes.........................................      $ 143,040
         2005 Notes.........................................        113,376
         Notes payable......................................          3,963
         Capital leases.....................................            143
         Current accrued interest payable...................            863
                                                                  ---------
             Total..........................................        261,385
             Less current portion...........................          1,277
                                                                  ---------
             Long-term debt.................................      $ 260,108
                                                                  =========

               During 1997, the Company entered into a twelve-month $17.0 million credit facility (the "Credit Facility") with a bank. At closing of the Credit Facility, the Company also delivered 4,500 bond appreciation rights ("BARs"). During 1997, the Credit Facility was repaid and terminated. The BARs were exercised in June, 1999, and the Company paid to the holders of the BARs $3.5 million in cash. The $3.5 million was recorded as interest expense during the six months ended June 30, 1999.

               Pursuant to the Merger Agreement, Sprint loaned $3.5 million to the Company to fund the payment of the BARs. Interest accrues on the loan at a rate of 10% per annum, and the aggregate principal amount of the loan, together with accrued interest thereon, will be due and payable on the first anniversary of any termination of the Merger Agreement; provided, that, if (i) the Company enters into an acquisition agreement related to an alternative transaction and (ii) the Merger Agreement is terminated by Sprint because ATI's Board withdrew, modified or changed in a manner adverse to Sprint or Acquisition its approval or recommendation of the Merger Agreement or the Merger with Sprint or recommended such alternative transaction or executed an agreement relating to such alternative transaction with a person or entity other than Sprint, Acquisition or their affiliates, then the entire principal amount of such loans, together with accrued interest thereon, will be due and payable upon demand as of the date of such termination. The loan made to ATI is secured by the outstanding capital stock of a subsidiary of ATI which holds rights to use licenses to provide wireless cable services.

               The 2004 Notes are subject to redemption, at the Company's option, on or after June 15, 1999 at the face amount plus a 7.25% premium in 1999, reducing to 0% in 2002. The 2005 Notes are subject to redemption, at the Company's option, on or after August 15, 2000 at the face amount plus a 7.25% premium in 2000, reducing to 0% in 2003. In any redemption, the Company must pay accrued but unpaid interest.

               The Indentures also have provisions for a Change of Control. The Merger with Sprint, if consummated, will constitute a Change of Control as defined by the Indentures. With respect to the 2005 Notes, if the Change of Control occurs prior to August 15, 2000, the Company may elect to redeem all, but not less than all, of the 2005 notes at a redemption price equal to 100% of the accreted value plus a "Make-Whole-Premium" (the "Call Rights"). The Make-Whole Premium of a 2005 Note is the greater of (i) 1% of the outstanding accreted value of the note, or (ii) the excess of (A) the present value of the remaining interest, premium and principal payments due on the note as if it were redeemed on August 15, 2000, computed using a discount rate equal to the Treasury Rate plus 75 basis points, over (B) the outstanding accreted value of the note.

               The Change of Control will give each holder of the notes the right to require the Company to purchase all or part of such holder's notes. The purchase price is 101% of the Accreted Value of the notes on any repurchase date prior to June 15, 1999 (with respect to the 2004 Notes) or August 15, 2000 (with respect to the 2005 Notes). If purchased after these dates, the purchase price is 101% of the principal amount at stated maturity.

4.       COMMITMENTS AND CONTINGENCIES

         Litigation

               The Company owns all the partnership interests in Fresno MMDS Associates ("FMA"). On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against FMA, the Company and others in an action entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telsat, Inc., an Indiana Corporation, et al., Superior Court of the State of California, Fresno, California. The complaint alleges that a channel lease agreement between FMA and the Fresno County school system has expired. The plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The Company denies that the channel lease agreement has expired. The parties have conducted discovery. The Company removed the case to federal court in December 1998. Plaintiff filed a motion to remand the case to state court. The motion was granted. A trial date of November 8, 1999 has been set.

               On or about October 13, 1998, Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982, filed a lawsuit against the Company entitled Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982 v. American Telecasting, Inc., in the United States District Court for the District of Colorado. The complaint alleges that the Company owes the plaintiffs $1,250,000 due on a note which matured on September 15, 1998. The plaintiffs seek payment of $1,250,000 plus attorney fees and interest. The Company has answered the complaint and denied any liability. The parties have conducted discovery. A trial preparation schedule has been ordered by the court. No trial date has been set.

               On or about July 2, 1999, Ridley M. Whitaker filed an action against the Company and other defendants in an action entitled Ridley
         M. Whitaker v. Fresno Telsat, Inc., James A. Simon, American Telecasting, Inc., JAS Partners, Ltd., and Rosenthal, Judell & Uchima, in the Supreme Court of the State of New York. On July 13,1999, plaintiff served an amended complaint on the Company. On July 29, 1999, the action was removed to the District Court for the Southern District of New York on the basis of diversity jurisdiction. The complaint alleges among other things that the Company was involved in a conspiracy to prevent plaintiff from receiving legal fees for services rendered to Fresno Telsat, Inc. in connection with a previous lawsuit against the Company and other defendants. Plaintiff asks for not less than $1.6 million in damages. On August 3, 1999, the Company moved to dismiss the case for lack of personal jurisdiction.

               The Company is occasionally a party to other legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

         Executive and Key Employee Retention Program

               Effective July 1, 1998, the Board of Directors approved a Retention and Achievement Incentive Program ("Executive Program") for certain of its executive officers providing for maximum aggregate retention payments of approximately $320,000. This amount was fully accrued as of June 30, 1999 and was paid on July 2, 1999.

               The Executive Program also provided for the payment of achievement incentives to certain of these executive officers if the average closing price of the Company's Common Stock was $2.00 per share or higher for the last 20 trading days of June 1999. The maximum aggregate achievement payments that were payable under the Executive Program were approximately $910,000. This amount was expensed in the second quarter and was paid on July 2, 1999.

               The Board of Directors also approved, effective July 1, 1998, a Retention Program ("Key Employee Program") for key employees (other than executive officers) providing for maximum aggregate retention payments of approximately $280,000. This amount was fully accrued as of June 30, 1999 and was paid on July 2, 1999.

               The Company implemented, effective as of June 1, 1999, an additional Retention Program ("1999 Key Employee Retention Program") for key employees, including certain executive officers. Under the 1999 Key Employee Retention Program, certain key employees will be eligible to receive cash retention payments of $10,000 to $25,000 if such persons remain in the Company's employment through June 30, 2000 or are terminated other than for cause before June 30, 2000. The maximum aggregate retention payments presently payable under the 1999 Key Employee Retention Program are approximately $410,000. The 1999 Key Employee Program is evidenced by agreements between the Company and each key employee.

               The Executive, Key Employee and the 1999 Key Employee Programs also provide for severance benefits ranging from three to twelve months of base salary in the event a participant in these programs is terminated without cause on or before December 31, 1999. Amounts payable under these programs are independent of any obligations of the Company, including severance payments, under employment agreements or other bonus programs. These programs are evidenced by agreements between the Company and each employee.

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

5.       COMMON STOCK WARRANTS

               In conjunction with the issuance of the 2005 Notes, the Company issued 201,700 warrants (the "1995 Warrants") to purchase an aggregate of 943,956 shares of ATI's Common Stock at an exercise price of $12.65 per share, subject to adjustment under certain circumstances. Warrant holders may exercise the 1995 Warrants at any time prior to August 10, 2000. The 1995 Warrants will terminate and become void at the close of business on August 10, 2000. Approximately $5.5 million of the proceeds from the issuance of the 2005 Notes was allocated to the 1995 Warrants. As of June 30, 1999, no 1995 Warrants had been exercised.

               In conjunction with the issuance of the 2004 Notes, the Company issued 915,000 warrants (the "1994 Warrants") to purchase an equal number of shares of ATI's Common Stock. The 1994 Warrants were valued at approximately $4.6 million and had an exercise price of $12.68 per share. The 1994 Warrants expired at the close of business on June 23, 1999 and the approximately $4.6 million value of the expired warrants was reclassified from common stock warrants to additional paid-in-capital.

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

         INTRODUCTION

               On April 26, 1999, the Company entered into the Merger Agreement pursuant to which Acquisition would be merged with and into ATI, with ATI being the surviving corporation of the Merger, upon the terms and subject to the conditions of the Merger Agreement. After the completion of the Merger, the Company will be wholly owned by Sprint.

               At the effective time of the Merger, each outstanding share of the Company's Class A Common Stock will be converted into the right to receive $6.50 in cash. In conjunction with the merger, ATI adopted the Stockholder Rights Plan. Under the Stockholder Rights Plan, preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of Common Stock outstanding as of the close of business on May 10, 1999. Each Right entitles the holder to purchase from ATI, under certain conditions, one one-hundredth of a share of Series A Junior Participating Preferred Stock of ATI at an exercise price of $27. The Rights will expire on the earlier of the completion of the Merger or April 30, 2009.

               The Rights are not exercisable unless a person or group acquires, or announces the intent to acquire, beneficial ownership of 15% or more of outstanding Common Stock. Prior to the date upon which the rights would become exercisable under the Stockholder Rights Plan, ATI's outstanding stock certificates represent both the shares of Common Stock and the Rights, and the Rights trade only with the shares of Common Stock. Generally, if the Rights become exercisable because a person or group acquires beneficial ownership of 15% or more of ATI's Common Stock, then each stockholder, other than the acquirer, is entitled to purchase, for the exercise price, that number of shares of Common Stock that, at the time of the transaction, will have a market value of two times the exercise price of the Rights. In addition, if, after the Rights become exercisable, the Company is acquired in a Merger or other business combination, or 50% or more of its assets or earning power are sold, each Right will entitle the holder to purchase, at the exercise price of the Rights, that number of shares of common stock of the acquiring company that, at the time of the transaction, will have a market value of two times the exercise price of the Rights.

               The consummation of the Merger is subject to certain conditions, including approval by the stockholders of ATI, satisfaction of the Hart-Scott-Rodino Antitrust Improvements Act waiting period and grant of applications from the FCC approving the transfer of control of FCC authorizations. On June 1, 1999, the Federal Trade Commission granted early termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. On June 25, 1999, stockholders of the Company approved the Company's proposed acquisition by Sprint Corporation at a special meeting of the stockholders.

               Completion of the Merger remains subject to the grant of applications from the FCC approving the transfer of control of FCC authorizations. Applications for the necessary approvals for the proposed transfer of control of the Company to Sprint have been filed with the FCC and placed on public notice. One petition to deny certain of those applications was filed and all responsive pleadings have been submitted. The FCC is in the process of reviewing those pleadings and is expected to rule on the Petition and the applications. The Company cannot predict when the FCC will issue its rulings.

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

               During the second quarter of 1999, the Company continued operating its Developed Markets principally as an analog video subscription television business and offering high-speed Internet service in three existing markets. The Company is continuing to manage its analog video business to maximize operating cash flow while pursuing its WBA business strategy, in part, by not investing the capital resources necessary to replace all subscribers who choose to stop receiving the Company's service. ("Subscriber Churn").

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

               Regulatory developments have begun to benefit the WBA business strategy. In September 1998, the FCC adopted rules that permit two-way use of the wireless cable spectrum. However, the Company, along with other entities, petitioned the FCC to refine those rules to permit simpler deployment of commercial operations. On July 29, 1999, the FCC released a Report and Order on Reconsideration, responding to the petitions for reconsideration of its 1998 two-way rules. Therein, the FCC also made some additional modifications of its rules that it believes will facilitate the provision of two-way services. The FCC is expected to announce the initial filing window for two-way applications.

               Technology development is another component of the WBA business strategy. There is presently no commercially available point-to-multipoint equipment for both two-way data and telephony over wireless cable spectrum. In 1997, the Company began working with certain equipment vendors and system integrators to construct and test broadband, two-way wireless technology to provide "last mile" connectivity over wireless cable spectrum for both high-speed data and telephony. As a part of this effort, the Company established technology trials in Eugene, Oregon and Seattle, Washington and has been testing various technologies. The technology trials are not presently intended to become full commercial WBA operations. The Company believes that point-to-multipoint equipment required for implementing its WBA business strategy will not be commercially available until the first quarter of 2000 at the earliest.

               The final component of the WBA business strategy has been to enter into a relationship with one or more strategic partners that facilitates access to markets, technologies, products, capital and infrastructure. The consummation of the Merger with Sprint would achieve this third component.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Sources and Uses of Funds

               The Company currently estimates its remaining costs related to the pending Merger with Sprint to be approximately $8.6 million. The Company anticipates funding these costs from its existing unrestricted cash and investment balances, proceeds from additional closings under the BellSouth Agreement, if such closings occur, proceeds from other potential asset sales, and, provided the Merger occurs, funding from Sprint.

               If the Merger is not completed, the trading price of the Company's Common Stock could decline and costs incurred in connection with the Merger would negatively impact results from operations. In addition, costs incurred in connection with the Merger and a transaction termination fee of $11 million, if payable, would adversely affect the Company's financial condition. The consummation of the Merger is subject to the satisfaction or waiver of a number of conditions, several of which are beyond the control of the Company and Sprint. In addition, the parties to the Merger Agreement may terminate the Merger Agreement under certain circumstances. As a result, there can be no assurance that the Merger will be completed on the terms set forth in the Merger Agreement, if at all.

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

               The 2004 Notes are subject to redemption, at the Company's option, on or after June 15, 1999 at the face amount plus a 7.25% premium in 1999, reducing to 0% in 2002. The 2005 Notes are subject to redemption, at the Company's option, on or after August 15, 2000 at the face amount plus a 7.25% premium in 2000, reducing to 0% in 2003. In any redemption, the Company must pay accrued but unpaid interest.

               The Indentures also have redemption provisions relating to a Change of Control. The Merger with Sprint, if consummated, will constitute a Change of Control as defined by the Indentures. With respect to the 2005 Notes, if the Change of Control occurs prior to August 15, 2000, the Company may elect to redeem all, but not less than all, of the 2005 notes at a redemption price equal to 100% of the accreted value plus a "Make-Whole-Premium" (the "Call Rights"). The Make-Whole Premium of a 2005 Note is the greater of (i) 1% of the outstanding accreted value of the note, or (ii) the excess of (A) the present value of the remaining interest, premium and principal payments due on the note as if it were redeemed on August 15, 2000, computed using a discount rate equal to the Treasury Rate plus 75 basis points, over (B) the outstanding accreted value of the note.

               A Change of Control will give each holder of the notes the right to require the Company to purchase all or part of such holder's notes. The purchase price for the 2004 Notes is 101% of the principal amount at stated maturity plus accrued interest. The purchase price for the 2005 Notes is 101% of the Accreted Value on any repurchase date prior to August 15, 2000. If purchased after August 15, 2000, the repurchase price is 101% of the principal amount at stated maturity.

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

               Cash interest payments on the 2004 Notes and 2005 Notes are required to commence on December 15, 1999 and February 15, 2001, respectively. The aggregate interest payments on the 2004 Notes and the 2005 Notes are approximately $10.5 million, $21.0 million and $40.7 million in 1999, 2000 and 2001, respectively. Pursuant to the Merger Agreement, either ATI or Sprint may terminate the Merger Agreement if on September 30, 1999 (or October 31, 1999 if the only condition to the closing of the Merger remaining unfulfilled is the receipt of any required approval by the FCC) (the "End Date"), the effective date of the Merger has not occurred, provided however, that Sprint has the option to extend the End Date to December 31, 1999 by delivering to the Company on or prior to September 30, 1999 a notice by which Sprint agrees to loan to the Company up to $13 million for the purpose, among other things, of paying interest due in December 1999 on the 2004

         Notes. Interest would accrue on such loan at a rate of 10% per annum, and the aggregate principal amount of such loan, together with accrued interest thereon, would be due and payable on the first anniversary of any termination of the Merger Agreement, provided, that, if (i) the Merger Agreement is terminated in accordance with the terms of the Merger Agreement (other than as a result of a breach of the Merger Agreement by Sprint or Acquisition) and (ii) the Company enters into an acquisition agreement related to an alternative transaction that would, if consummated in accordance with its terms, provide to the Company or the stockholders ATI a per share cash consideration equal to or greater than 90% of the consideration that would have been received in the Merger, then the entire principal amount of such loans, together with accrued interest thereon, would be due and payable upon demand as of the date of such termination. Any such loans made to the Company would be secured by the outstanding capital stock of a subsidiary of ATI which holds rights to use licenses to provide wireless cable services to not less than 500,000 protected service area footprint households with at least twenty multichannel multipoint distribution service and multipoint distribution service stations and at least twenty instructional television fixed service channels.

               During 1997, the Company entered into a twelve-month $17.0 million credit facility with a bank. At closing of the Credit Facility, the Company also delivered 4,500 BARs. During 1997, the Credit Facility was repaid and terminated. The BARs were exercised on June 23, 1999, and the Company paid to the holders of the BARs $3.5 million in cash.

               Pursuant to the Merger Agreement, Sprint loaned $3.5 million to the Company to fund the payment of the BARs. Interest accrues on the loan at a rate of 10% per annum, and the aggregate principal amount of the loan, together with accrued interest thereon, will be due and payable on the first anniversary of any termination of the Merger Agreement; provided, that, if (i) the Company enters into an acquisition agreement related to an alternative transaction and (ii) the Merger Agreement is terminated by Sprint because ATI's Board withdrew, modified or changed in a manner adverse to Sprint or Acquisition its approval or recommendation of the Merger Agreement or the Merger with Sprint or recommended such alternative transaction or executed an agreement relating to such alternative transaction with a person or entity other than Sprint, Acquisition or their affiliates, then the entire principal amount of such loans, together with accrued interest thereon, will be due and payable upon demand as of the date of such termination. The loan made to ATI is secured by the outstanding capital stock of a subsidiary of ATI which holds rights to use licenses to provide wireless cable services

               As a result of certain limitations contained in the Indentures relating to the 2004 Notes and the 2005 Notes, the Company's total borrowing capacity outside the 2004 Notes and the 2005 Notes is currently limited to $17.5 million (approximately $4.1 million of which had been utilized as of June 30, 1999). Although the Company had the ability under the Indentures to borrow an additional $13.4 million as of June 30, 1999, the Company does not presently intend to incur any additional bank or other borrowings other than the current and possible additional loans from Sprint.

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

               The Company continues to assess the impact of the Year 2000 on its operations using internal staff. The Company is following a six step process to evaluate its state of readiness for Year 2000 compliance -- awareness, inventory, assessment, remediation, testing and risk management. To date, the Company has substantially completed its inventory/assessment phase with some remediation and testing taking place. The inventory/assessment phase includes the accounting software, subscriber management systems, headend equipment, Internet equipment, phone systems and network hardware and software servers. The Company implemented new accounting software during 1998 and the software has been certified as Year 2000 compliant by the vendor. The Company presently intends to modify its principal subscriber management system with a Year 2000 patch from the current vendor before the end of 1999. The Company anticipates completing its testing and installation of this patch in six of its 20 billing system locations by the end of August 1999. All other system locations will be tested and installed prior to the end of 1999.

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

               It is possible that the Company will be adversely affected by Year 2000 problems encountered by key customers and suppliers. The Company's most significant suppliers are its providers of video programming, and the Company is soliciting comments from its major programmers regarding their Year 2000 compatibility. To date the Company has received responses from all its programmers, and all have responded favorably as to being prepared for Year 2000 issues.

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

               The Company presently estimates that it will spend approximately $1.0 million to remediate or replace existing accounting, subscriber management, hardware and other systems over the course of this project. These costs relate to the replacement of the existing accounting software, modification of the principal subscriber management system, and adaptation of the headend and addressable set-top controller systems. The Company will refine its cost estimates as testing and remediation proceeds and as additional information becomes available. To date, the Company has spent approximately $850,000 in remediating Year 2000 issues. The costs of the Company's Year 2000 project and the timing are based on current estimates. These estimates include assumptions about future events, including the timing and effectiveness of third-party remediation plans and other factors. The Company gives no assurance that these estimates will be achieved, and actual results could differ materially from those currently expected.

         Executive and Key Employee Retention Program

               Effective July 1, 1998, the Board of Directors approved a Retention and Achievement Incentive Program ("Executive Program") for certain of its executive officers providing for maximum aggregate retention payments of approximately $320,000. This amount was fully accrued as of June 30, 1999 and was paid on July 2, 1999.

               The Executive Program also provided for the payment of achievement incentives to certain of these executive officers if the average closing price of the Company's Common Stock was $2.00 per share or higher for the last 20 trading days of June 1999. The maximum aggregate achievement payments that were payable under the Executive Program were approximately $910,000. This amount was expensed in the second quarter and was paid on July 2, 1999.

               The Board of Directors also approved, effective July 1, 1998, a Retention Program ("Key Employee Program") for key employees (other than executive officers) providing for maximum aggregate retention payments of approximately $280,000. This amount was fully accrued as of June 30, 1999 and was paid on July 2, 1999.

               The Company implemented, effective as of June 1, 1999, an additional Retention Program ("1999 Key Employee Retention Program") for key employees, including certain executive officers. Under the 1999 Key Employee Retention Program, certain key employees will be eligible to receive cash retention payments of $10,000 to $25,000 if such persons remain in the Company's employment through June 30, 2000 or are terminated other than for cause before June 30, 2000. The maximum aggregate retention payments presently payable under the 1999 Key Employee Retention Program are approximately $410,000. The 1999 Key Employee Program is evidenced by agreements between the Company and each key employee.

               The Executive, Key Employee and the 1999 Key Employee Programs also provide for severance benefits ranging from three to twelve months of base salary in the event a participant in these programs is terminated without cause on or before December 31, 1999. Amounts payable under these programs are independent of any obligations of the Company, including severance payments, under employment agreements or other bonus programs. These programs are evidenced by agreements between the Company and each employee.

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

               In March 1997, the Company entered into the BellSouth Agreement with BellSouth Corporation and BellSouth Wireless which provides for the sale of the Southeastern Assets to BellSouth Wireless. The Southeastern Assets include operating wireless cable systems in Orlando, Lakeland, Jacksonville, Daytona Beach and Ft. Myers, Florida and Louisville, Kentucky and wireless cable channel rights in Naples, Sebring and Miami, Florida. Closings have occurred under this agreement during 1997, 1998 and 1999. The Company completed the most recent closing on April 23, 1999 for cash consideration of approximately $2.7 million for certain wireless cable channels in Louisville, Kentucky. Approximately $2.6 million was recorded as a gain in the second quarter of 1999. During July 1999, the Company received approximately $1.9 million in escrow funds from the sale of the Lakeland Wireless system completed in July 1998. Additional closings may occur for the Naples, Sebring and Miami, Florida markets. The Company estimates the total gross proceeds from such closings will not exceed $8 million. There can be no assurance that all such closing conditions will be satisfied or that further proceeds will be received from BellSouth Wireless.

               Since the last bond tender offer, the Company has received approximately $4.6 million in aggregate proceeds from an additional BellSouth closing and receipt of escrowed funds from a previous BellSouth closing. Once the aggregate proceeds attributable to BellSouth closings exceed $5 million, the Company will be required to make a tender offer for a portion of its outstanding 2004 Notes and 2005 Notes in accordance with the amended Indentures.

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

               In August 1999, the Company completed the sale of its wireless cable channel rights and operating assets in Billings, Montana, Grand Island, Nebraska and Rapid City, South Dakota to Antilles Wireless, L.L.C. for approximately $5.6 million in cash. As of June 30, 1999, these markets represented approximately 142,000 estimated households in the service area and served approximately 8,500 subscribers. For the six months ended June 30, 1999, these systems generated revenues of approximately $1.7 million. At closing, the Company received the $5.6 million in cash less $500,000 which will be held in escrow for one year for satisfaction of any indemnification obligations.

               The Company's capital expenditures, exclusive of acquisitions of wireless cable systems and additions to deferred license and leased license acquisition costs, during the six months ended June 30, 1999 and 1998 were approximately $1.4 million and $9.1 million, respectively.

         RESULTS OF OPERATIONS

         Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

               Service revenues decreased $2.9 million, or 23.5%, for the three months ended June 30, 1999 to $9.5 million, as compared to $12.5 million during the same period of 1998. The decrease in service revenues was primarily attributable to the loss of approximately 24,000 subscribers as a result of the Company's business strategy to not replace all of its Subscriber Churn. Approximately $649,000 of the decrease is attributable to the sale of the Lakeland, Florida wireless system to BellSouth Wireless in July of 1998. The number of subscribers to the Company's wireless cable systems decreased to 97,400 at June 30, 1999, compared to 107,000 at December 31, 1998 and 130,000 at June 30, 1998 (which included approximately 8,400 subscribers in the Lakeland, Florida operating system sold to BellSouth Wireless in July 1998). Comparing the six month periods ended June 30, 1999 and June 30, 1998, subscribers decreased approximately 25.1%. Internet access revenues were negligible in the second quarters of 1998 and 1999.

               On a "same system" basis (comparing systems that were operational for all of each of the three-month periods ended June 30, 1999 and
         1998), service revenues decreased approximately $2.2 million, or 19.1%, to $9.3 million, as compared to $11.5 million for the three-month period ended March 31, 1999. Same systems during these periods totaled 32 systems. The revenues from the Company's Lakeland, Florida, hardwire and wireless cable television systems were omitted from both periods because the systems were sold by the Company during the first and second quarters, respectively. The ending number of subscribers in these same systems decreased approximately 19.8% for the three months ended June 30, 1999, as compared to the same period of 1998.

               Installation revenues for the three months ended June 30, 1999 totaled $135,000, compared to $236,000 during the same period of 1998. The decrease in installation revenues of approximately $101,000, or 42.8%, was primarily the net result of fewer subscriber installations because a portion of Subscriber Churn was not replaced.

               Operating expenses, principally programming, site costs and other direct expenses, aggregated $6.6 million (or 68.1% of total revenues) during the three months ended June 30, 1999, compared to $8.0 million (or 63.2% of total revenues) during the same period of 1998. These expenses decreased approximately $1.4 million because of the sale of the Lakeland, Florida system, decreased subscriber levels, and a reduction in the number of employees. Programming expense, as a percent of service revenues, was 35.9% for the period ended June 30, 1999 compared to 35.1% for the period ended June 30, 1998.

               Marketing and selling expenses totaled $85,000 (or 0.9% of total revenues) during the three months ended June 30, 1999, compared to $708,000 (or 5.6% of total revenues) during the same period of 1998. The decrease of approximately $623,000 was attributable to the Company's continued strategy to replace some, but not all of its Subscriber Churn.

               General and administrative expenses were $6.5 million (approximately 67.6% of total revenues) for the three months ended June 30, 1999, compared to $5.7 million (approximately 44.6% of total revenues) for the 1998 period. General and administrative expense increased approximately $875,000 principally because of transaction costs associated with the Sprint merger, additional salary expense from the Executive and Key Employee Programs and noncash compensation expense of the Company's stock option program. This increase was offset, in part, by lower expenses in 1999 related to the technology trials conducted by the Company in Eugene, Oregon and Seattle, Washington.

               The Company is following variable plan accounting on certain options repriced in April 1998 which requires that the Company record compensation expense if the quoted value of the stock exceeds the repriced exercise price of the options. For the quarter ended June 30, 1999, the Company recorded compensation expense of approximately $657,000 related to vested stock options.

               The Company's loss before interest, taxes, depreciation and amortization was $3.5 million for the three months ended June 30, 1999, as compared to a loss of $1.7 million during the same period of 1998.

               Depreciation and amortization expenses decreased approximately $4.2 million to $6.2 million for the quarter ended June 30, 1999 compared to $10.4 million for the first quarter of 1998. The decrease reflects the effects of the Company's decreased depreciable asset base resulting from an impairment adjustment of $52.4 million in the fourth quarter of 1998.

               Interest expense increased $2.4 million during the quarter ended June 30, 1999 to $12.7 million, as compared to $10.3 million during the same period of 1998. Interest expense increased principally because outstanding BARs were exercised for $3.5 million during the quarter.

               The Company recognized an extraordinary gain of $37.0 million in conjunction with its Tender Offer for a portion of it's outstanding 2004 and 2005 Notes during the second quarter of 1998. There was no similar transaction in the corresponding period for 1999.

         Six Months Ended June 30, 1999 Compared to Six Months Ended
         June 30, 1998

               Service revenues decreased $5.2 million, or 21.0%, for the six months ended June 30, 1999 to $19.7 million, as compared to $25.0 million during the same period of 1998. This decrease resulted primarily from an overall decline in analog video subscribers as a result of the Company's continued business strategy to not replace all of its Subscriber Churn.

               On a "same system" basis (comparing systems that were operational for all of each of the six-month periods ended June 30, 1999 and 1998), service revenues decreased $3.8 million, or 16.6%, to $19.1 million, as compared to $22.9 million for the six-month period ended June 30, 1998. Same systems during these periods totaled 32 systems. Revenues from the Company's Lakeland, Florida hardwire and wireless cable television systems were omitted from both periods because the systems were sold during the first and second quarters of 1998, respectively. The average number of subscribers in these same systems decreased approximately 18.6% for the six months ended June 30, 1999, as compared to the same period of 1998. The Company anticipates the average number of subscribers to decline further during the remainder of 1999 at a slower rate.

               Installation revenues for the six months ended June 30, 1999 totaled $253,000, compared to $379,000 during the same period of 1998. The decrease in installation revenues of $126,000, or 33.2%, was the net result of subscriber installations as a portion of normal Subscriber Churn was not replaced.

               Operating expenses, principally programming, site costs and other direct expenses, aggregated $13.0 million (or 65.5% of total revenues) during the six months ended June 30, 1999, compared to $15.7 million (or 62.0% of total revenues) during the same period of 1998. The decrease of approximately $2.6 million was primarily attributable to the operations of the Lakeland Florida system sold to BellSouth Wireless, decreased subscriber levels, and a reduction in the number of employees.

               Marketing and selling expenses totaled $191,000 (or 1.0% of total revenues) during the six month period ended June 30, 1999, compared to $1.4 million (or 5.6% of revenues) during the same period of 1998. The decrease of approximately $1.2 million was attributable to the Company's continued strategy to replace some, but not all of its Subscriber Churn.

               General and administrative expenses totaled $10.5 million (or 52.7% of total revenues) for the six months ended June 30, 1999, compared to $11.3 million (or 44.7% of total revenues) for the same period of 1998. This decrease of approximately $808,000 is primarily because of consulting expenses in 1998 associated with advanced technology trials being conducted by the Company in Eugene, Oregon and

         Seattle, Washington. This decrease was offset, in part, by an increase in noncash compensation expense of the Company's stock option program.

               The Company is following variable plan accounting on certain options repriced in April 1998 which requires that the Company record compensation expense if the quoted value of the stock exceeds the repriced exercise price of the options. For the six months ended June 30, 1999, the Company recorded compensation expense of approximately $883,000 related to vested stock options.

               The Company's loss before interest, taxes, depreciation and amortization was $3.8 million during the six-month period ended June 30, 1999, compared to loss before interest, taxes, depreciation and amortization of $3.1 million for the same period of 1998.

               Depreciation and amortization expenses decreased approximately $8.6 million to $11.4 million for the six months ended June 30, 1999 compared to $20.0 million for the same period of 1998. The decrease reflects the effects of the Company's decreased depreciable asset base resulting from an impairment adjustment of $52.4 million in the fourth quarter of 1998.

               Interest expense increased $209,000 during the six months ended June 30, 1999 to $21.5 million, as compared to $21.3 million during the same period of 1998. The Company incurred additional interest expense of $3.5 million associated with the exercise of BARs during the second quarter of 1999. This additional expense was offset by lower outstanding balances on the Company's 2004 Notes and 2005 Notes resulting from two tender offer repurchases completed during the second and fourth quarters of 1998.

               The Company recognized an extraordinary gain of $37.0 million in conjunction with its Tender Offer for a portion of it's outstanding 2004 and 2005 Notes during the second quarter of 1998. There was no similar transaction in the corresponding period for 1999.


         PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

               The Company owns all the partnership interests in Fresno MMDS Associates ("FMA"). On or about December 24, 1997, Peter Mehas, Fresno County Superintendent of Schools, filed an action against FMA, the Company and others in an action entitled Peter Mehas, Fresno County Superintendent of Schools v. Fresno Telsat, Inc., an Indiana Corporation, et al., Superior Court of the State of California, Fresno, California. The complaint alleges that a channel lease agreement between FMA and the Fresno County school system has expired. The plaintiff seeks a judicial declaration that the lease has expired and that the defendants, including the Company, hold no right, title or interest in the channel capacity which is the subject of the lease. The Company denies that the channel lease agreement has expired. The parties have conducted discovery. The Company removed the case to federal court in December 1998. Plaintiff filed a motion to remand the case to state court. The motion was granted. A trial date of November 8, 1999 has been set.

               On or about October 13, 1998, Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982, filed a lawsuit against the Company entitled Bruce Merrill and Virginia Merrill, as Trustees of the Merrill Revocable Trust dated as of August 20, 1982 v. American Telecasting, Inc., in the United States District Court for the District of Colorado. The complaint alleges that the Company owes the plaintiffs $1,250,000 due on a note which matured on September 15, 1998. The plaintiffs seek payment of $1,250,000 plus attorney fees and interest. The Company has answered the complaint and denied any liability. The parties have conducted discovery. A trial preparation schedule has been ordered by the court. No trial date has been set.

               On or about July 2, 1999, Ridley M. Whitaker filed an action against the Company and other defendants in an action entitled Ridley
         M. Whitaker v. Fresno Telsat, Inc., James A. Simon, American

         Telecasting, Inc., JAS Partners, Ltd., and Rosenthal, Judell & Uchima, in the Supreme Court of the State of New York. On July 13, 1999, plaintiff served an amended complaint on the Company. On July 29, 1999, the action was removed to the District Court for the Southern District of New York on the basis of diversity jurisdiction. The complaint alleges among other things that the Company was involved in a conspiracy to prevent plaintiff from receiving legal fees for services rendered to Fresno Telsat, Inc. in connection with a previous lawsuit against the Company and other defendants. Plaintiff asks for not less than $1.6 million in damages. On August 3, 1999, the Company moved to dismiss the case for lack of personal jurisdiction.

               The Company is occasionally a party to other legal actions arising in the ordinary course of its business, the ultimate resolution of which cannot be ascertained at this time. However, in the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

         ITEM 2.  CHANGES IN SECURITIES

               In conjunction with the Company's merger with Sprint, the Company adopted the Stockholder Rights Plan. Under the Stockholder Rights Plan, preferred stock purchase rights were distributed as a dividend at the rate of one right (a "Right") for each share of Common Stock outstanding as of the close of business on May 10, 1999. Each Right entitles the holder to purchase from ATI one one-hundredth of a share of Series A Junior Participating Preferred Stock of ATI at an exercise price of $27. The Rights will expire on the earlier of April 30, 2009 or the completion of the Merger.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The annual meeting of stockholders of American Telecasting, Inc. was held on April 22, 1999. At the annual meeting of stockholders, the reelection of director nominees and the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the Company for 1999 were considered and approved. The voting results were as follows:


                                                                  Votes
Proposal                    Votes For         Against           Abstained
                          -------------- ----------------- --------------------
Election as director:
   Donald R. DePriest     21,887,181           --              320,288
  Richard F. Seney        21,887,188           --              320,282
  Robert D. Hostetler     22,144,631           --              62,838
   Mitchell R. Hauser     22,089,721           --              117,749
   James S. Quarforth     22,089,596           --              117,874
   Carl A. Rosberg        22,089,596           --              117,874

                          -------------- ----------------- --------------------
Ratification of the
  appointment of Arthur
  Andersen LLP as
  independent public
  accountants for the
  Company for 1999         22,182,835          7,735           16,900


               A special meeting of stockholders of American Telecasting, Inc. was held on June 25, 1999. At the special meeting of stockholders, the authorization to proceed with the Merger was considered and approved. The voting results were as follows:


                                                   Votes
                              Votes For           Against         Abstained
                             -------------- ----------------- -----------------
To approve and adopt the
Agreement and Plan of
Merger                        19,146,924         2,293,718         23,290

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  10.1 First Amendment to Employment agreement made as of April 24, 1999 between the Company and Robert D. Hostetler.

                  10.2 First Amendment to Employment Agreement made as of April 24, 1999 between the Company and Terry J. Holmes.

                  10.3 Third Amendment to Employment Agreement made as of April 24, 1999 between the Company and David K. Sentman.

                  10.4 Employment Agreement dated April 24, 1999 between the Company and Lee G. Haglund.

                  10.5 Agreement dated April 15, 1999 between certain subsidiaries of the Company and Antilles Wireless, L.L.C. to sell Antilles the wireless cable systems in Billings, Montana, Grand Island, Nebraska, and Rapid City, South Dakota.

                  10.6 Borrowing Agreement dated June 10, 1999 between the Company and Sprint Corporation.

                  10.7 Stock Pledge Agreement dated June 10, 1999 between the Company and Sprint Corporation.

                  10.8 Retention Incentive Agreement between the Company and Lee G. Haglund dated June 1, 1999.

                  10.9 Retention Incentive Agreement between the Company and Bryan H. Scott dated June 1, 1999.

                  10.10 Retention Incentive Agreement between the Company and Nasser Sharabianlou dated June 1, 1999.

                  10.11 Retention Incentive Agreement between the Company and Charles A. Spann dated June 1, 1999.

                  27 Financial Data Schedule (filed only electronically with the SEC).

         (b)   Reports on Form 8-K.

               The following reports on Form 8-K were filed during the quarter ended June 30, 1999:

                  (i) Current Report on Form 8-K dated April 6, 1999 to report under Item 5, that the Company had entered into an agreement with Antilles Wireless, L.L.C. to sell its wireless cable channel rights and operating assets in Billings, Montana, Grand Island, Nebraska, and Rapid City, South Dakota;

                  (ii) Current Report on Form 8-K dated April 26, 1999 to report under Item 5, that the Company, DD Acquisition, Corp, a wholly owned subsidiary of Sprint and Sprint Corporation entered into an Agreement and Plan of Merger pursuant to which DD Acquisition would be merged with and into the Company, with the Company being the surviving corporation of such merger.

                  (iii) Current Report on Form 8-K dated April 30, 1999 to report under Item 5, that the Company's Board of Directors authorized and declared a distribution of one right for each share of Class A Common Stock. outstanding as of the close of business on May 10, 1999.

                  (iv) Current Report on Form 8-K dated May 19, 1999 to report under Item 5, that the Company's Board of Directors set May 24, 1999 as the record date for the special meeting of the Company stockholders to vote on the acquisition of the Company by Sprint Corporation.

                  (v) Current Report on Form 8-K dated June 1, 1999 to report under Item 5, that on June 1, 1999 the Company received notification that the Federal Trade Commission had granted early termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act applicable to its pending acquisition by Sprint Corporation.

                  (vi) Current Report on Form 8-K dated June 25, 1999 to report under Item 5, that on June 25, 1999 at the Company's special meeting of the stockholders, the stockholders approved the proposed acquisition by Sprint Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN TELECASTING, INC.



Date:     August 13, 1999             By:   /s/ David K. Sentman
     ----------------------------        -----------------------
                                         David K. Sentman
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial Officer)


Date:     August 13, 1999             By:   /s/ Fred C. Pattin Jr.
     ----------------------------        -------------------------
                                         Fred C. Pattin Jr.
                                         Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
10.1           First Amendment to Employment agreement made as of April 24, 1999 between the Company and Robert D. Hostetler.

10.2 First Amendment to Employment Agreement made as of April 24, 1999 between the Company and Terry J. Holmes.

10.3 Third Amendment to Employment Agreement made as of April 24, 1999 between the Company and David K. Sentman.

10.4           Employment Agreement dated April 24, 1999 between the Company and
               Lee G. Haglund.

10.5 Agreement dated April 15, 1999 between certain subsidiaries of the Company and Antilles Wireless, L.L.C. to sell Antilles the wireless cable systems in Billings, Montana, Grand Island, Nebraska, and Rapid City, South Dakota.

10.6           Borrowing Agreement dated June 10, 1999 between the Company and
               Sprint Corporation.

10.7 Stock Pledge Agreement dated June 10, 1999 between the Company and Sprint Corporation.

10.8           Retention Incentive Agreement between the Company and Lee G.
               Haglund dated June 1, 1999.

10.9           Retention Incentive Agreement between the Company and Bryan H.
               Scott dated June 1, 1999.

10.10          Retention Incentive Agreement between the Company and Nasser
               Sharabianlou dated June 1, 1999.

10.11          Retention Incentive Agreement between the Company and Charles A.
               Spann dated June 1, 1999.

27             Financial Data Schedule (filed only electronically with the SEC).